Form 10-Q
period 2024-09-30
ASPAC III Acquisition Corp.
filed 2024-12-20
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42401

A SPAC III ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Sun’s Group Center,

29th Floor, 200 Gloucester Road,

Wan Chai
Hong Kong

(Address of principal executive offices)

(+852) 9258 9728

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units	ASPCU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	ASPC	The Nasdaq Stock Market LLC
Rights	ASPCR	The Nasdaq Stock Market LLC

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 20, 2024, 6,555,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,500,000 Class B ordinary shares were issued and outstanding.

A SPAC III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on November 8, 2024 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

A SPAC III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
ASSETS:
Deferred offering costs	$82,250	$—
Total Assets	$82,250	$—

LIABILITIES AND SHAREHOLDER’S DEFICIT:
Current liabilities:
Accrued expenses	$—	$14,925
Accrued offering costs	25,000	—
Promissory note - related party	244,603	125,651
Total current liabilities	269,603	140,576

Total Liabilities	$269,603	$140,576

Commitments and Contingencies

Shareholder’s Deficit
Preferred shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	$—	$—
Class A ordinary shares, no par value; 100,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,581,250 shares issued and outstanding as of September 30, 2024 and December 31, 2023 (1) (2)	—	—
Additional paid-in capital	25,000	25,000
Accumulated deficit	(212,354)	(165,576)
Total Shareholder’s Deficit	$(187,354)	$(140,576)
Total Liabilities and Shareholder’s Deficit	$82,250	$—

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)

Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (See Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
General administrative expenses	$38,778	$—	$46,778	$—
Loss before tax expense	$(38,778)	$—	$(46,778)	$—
Tax expense	—	—	—	—
Net loss	$(38,778)	$—	$(46,778)	$—
Weighted average shares outstanding, basic and diluted (1) (2)	1,375,000	1,375,000	1,375,000	1,375,000
Basic and diluted net loss per ordinary share	$(0.03)	$—	$(0.03)	$—

(1)	Excludes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

For the nine months ended September 30, 2024

	Class B ordinary shares		Additional paid-in	Accumulated	Total shareholder’s
	Shares (1) (2)	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,581,250	$—	$25,000	$(165,576)	$(140,576)
Net loss	—	—	—	(46,778)	(46,778)
Balance as of September 30, 2024	1,581,250	$—	$25,000	$(212,354)	$(187,354)

For the nine months ended September 30, 2023

	Class B ordinary shares		Additional paid-in	Accumulated	Total shareholder’s
	Shares (1) (2)	Amount	capital	deficit	deficit
Balance as of January 1, 2023	1,581,250	$—	$25,000	$(162,926)	$(137,926)
Net loss	—	—	—	—	—
Balance as of September 30, 2023	1,581,250	$—	$25,000	$(162,926)	$(137,926)

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)

Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (See Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,778)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Deferred offering costs	(82,250)	—
Accrued offering costs	25,000	—
Accrued expenses	(14,925)	—
Net cash used in operating activities	(118,953)	—

Cash flows from financing activities:
Proceeds from promissory note to related party	118,953	—
Net cash provided by financing activities	118,953	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering expenses	$25,000	$—
Deferred offering costs paid by promissory note related party	$57,250	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

A SPAC III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

A SPAC III Acquisition Corp. (the “Company”) is blank check company incorporated as a British Virgin Island (“BVI”) business company on September 3, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). Although there is no restriction or limitation on what industry or geographic region the Company’s target operates in, it is the Company’s intention to pursue prospective targets that are in the Environmental, Sustainability and Governance (ESG) and material technology sector.

As of September 30, 2024, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through September 30, 2024 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is A SPAC III (Holdings) Corp., a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 8, 2024. On November 12, 2024, the Company consummated its IPO of 5,500,000 units (“Units”). Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-tenth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 280,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any. Subsequently, on November 15, 2024, the underwriters notified the Company of their election to partially exercise the over-allotment option to purchase additional 500,000 Units of the Company. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at the price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000.

Total transaction costs amounted to $1,600,217 consisting of $600,000 of cash underwriting commissions which was paid in cash at the closing date of the IPO and the sale of the Over-Allotment Option Units on November 12, 2024 and November 19, 2024, respectively, $675,000 fair value of the Representative Shares (as discussed below), and $325,217 of other offering costs. At the closing date of the IPO and Over-allotment Option, cash of $1,888,753 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim Group LLC, (“Maxim”), the representative of underwriters, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $675,000. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, Maxim (and its designees) has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within 12 months of the closing of the IPO (or 18 months, if the Company extends the time to complete a Business Combination).

A total of $60,000,000 ($10.00 per Unit) of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 12, 2024 and November 19, 2024, were placed in a trust account (the “Trust Account”) with Continental Stock Transfer& Trust acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a business combination successfully. The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the IPO).

The Company accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholder’s equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. As of November 19, 2024, given that the 6,000,000 Class A ordinary shares (inclusive of the partial exercise of the underwriter’s over-allotment option) sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period leading up to a business combination.

The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Private Placement Shares (as defined in Note 4), Founder Shares (as defined in Note 5), Representative’s Shares (as defined in Note 6) and any public shares they may hold in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares, Founder Shares and Representative’s Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Private Placement Shares, Founder Shares and Representative’s Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern Consideration

As of September 30, 2024, the Company had no cash and a working capital deficit of $269,603. As of September 30, 2024, the Company had borrowed $244,603 under the promissory note, which is due as demanded. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially has until November 12, 2025 to consummate the initial Business Combination (assume no extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2025 (assume no extensions).

Risks and Uncertainties

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form S-1 filing. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2024 and December 31, 2023.

Deferred Offering Costs

Deferred offering costs consist of legal and other professional expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis compared to total proceeds received. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of September 30, 2024 and December 31, 2023, the Company recorded deferred offering costs of $82,250 and nil, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 6,000,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 206,250 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024 (see Note 5 and Note 7). At September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on November 12, 2024 and the partial exercising of the over-allotment option on November 19, 2024, the Company sold 6,000,000 Units, at a price of $10.00 per Unit generating gross proceeds of $60,000,000. Each Unit consists of one Class A Ordinary Share and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 280,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $2,800,000. On November 19, 2024, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 private Units, generating gross proceeds of $50,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Units, shares underlying the Private Placement Units (“Private Placement Shares”) or the rights included in the Private Placement Units (“Private Placement Rights”). The Private Placement Rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the IPO if the Company extends the period of time to consummate a Business Combination by two extensions of three months each ).

The Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until thirty (30) days after the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On September 3, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (the “Founder Shares”) with no par value. Founder Shares have been retroactively restated to reflect a share subscription and purchase agreement. On July 23, 2024, the Company issued 1,581,250 Founder Shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Founder Shares outstanding after the repurchase, of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2024 and December 31, 2023, the Company had borrowed $244,603 and $125,651 under the promissory note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 8, 2024, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $550,000, or up to $632,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,100,000 (or $1,265,000 if the underwriters’ over-allotment option is exercised in full), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, the Representatives Shares, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a Business Combination, the Company has granted the underwriter a right of first refusal to act as sole underwriter, sole book-running manager and sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 12 months from the closing of a Business Combination of the Company, or any successor to or any subsidiary of the Company. For the sake of clarity, this right of refusal shall encompass the time period leading up to the closing of the Business Combination while the Company is still a special purpose acquisition company. Notwithstanding the foregoing, in event that a target company – in connection with a Business Combination – sources a private placement of public equity (a “PIPE”), the aforementioned right of refusal reference shall not apply in such a limited instance. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

Underwriter Agreement

The underwriter has a 45-day option from the date of the IPO to purchase up to an additional 825,000 Units to cover over-allotments, if any. On November 19, 2024, the underwriter partially exercised the over-allotment option to purchase 500,000 Units, generating gross proceeds to the Company of $5,000,000.

The underwriter was paid $600,000 for the underwriter’s discount, upon the closing of the IPO and the sale of the Over-Allotment Option Units. Additionally, the underwriter was entitled and received 247,500 Representative Shares that were registered in the IPO, for no consideration, subject to the terms of the underwriting agreement. As a result of the underwriter’s partial exercise of the over-allotment option, an additional 22,500 Representative Shares were issued to the underwriter. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1).

Note 7 — Shareholder’s Deficit

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2024 and December 31, 2023, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value.  On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As of September 30, 2024 and December 31, 2023, there were 1,581,250 Founder Shares issued and outstanding, of which an aggregate of up to 206,250 shares were subject to forfeiture if the underwriters’ over-allotment is not exercised. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right, share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the IPO, including pursuant to the Over-Allotment Option, plus all Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with or in relation to the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company.

Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the public shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of the ordinary shares who are eligible to vote and attend and vote in a general meeting of the shareholders. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote.

Rights — As of September 30, 2024 and December 31, 2023, there were no right outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

As soon as practicable upon the consummation of the initial Business Combination, the Company will direct registered holders of the rights to return their rights to the rights agent. Upon receipt of the rights, the rights agent will issue to the registered holder of such rights the number of full Class A ordinary shares to which it is entitled. The Company will notify registered holders of the rights to deliver their rights to the rights agent promptly upon consummation of such Business Combination and have been informed by the rights agent that the process of exchanging their rights for Class A ordinary shares should take no more than a matter of days. The foregoing exchange of rights is solely ministerial in nature and is not intended to provide the Company with any means of avoiding the Company’s obligation to issue the shares underlying the rights upon consummation of the initial Business Combination. Other than confirming that the rights delivered by a registered holder are valid, the Company will have no ability to avoid delivery of the shares underlying the rights. Nevertheless, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination.

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company’s). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Island’s law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below or disclosed elsewhere, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 8, 2024, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $550,000, or up to $632,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,100,000 (or $1,265,000 if the underwriters’ over-allotment option is exercised in full), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan.

On November 12, 2024, Company consummated the IPO of 5,500,000 Units. Each Unit consists of one Class A ordinary share and one Right to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $55,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 280,000 units at a price of $10.00 per unit, generating total proceeds of $2,800,000.

On November 15, 2024, the underwriters notified the Company of their election to partially exercise their over-allotment option.

On November 19, 2024, the closing of the issuance and sale of 500,000 Over-Allotment Option Units occurred at the price of $10.00 per unit generated total gross proceeds of $5,000,000. Simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000.

On November 19, 2024, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 81,250 Class B ordinary shares issued to the Sponsor prior to the IPO.

On November 19, 2024, in connection with the issuance and sales of the Over-Allotment Option Units, the Company issued an additional 22,500 Class A ordinary shares to the underwriters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “ASPC”, “our”, “we,” “us” or the “Company” refer to A SPAC III Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to A SPAC III (Holdings) Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in our other filings filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on September 3, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On November 12, 2024, the Company consummated its Initial Public Offering and sold 5,500,000 Units. Each Unit consists of one Class A ordinary share and one Right to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $55,000,000.

Simultaneously with the closing of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of an aggregate 280,000 Private Placement Units.

Subsequently, on November 15, 2024, the underwriters notified the Company of their election to partially exercise their over-allotment option. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at the price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000.

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim Group LLC, (“Maxim”), the representative of underwriters, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”).

Upon closing of the Initial Public Offering, the Private Placement, and the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in the Trust Account established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee. Cash of $1,888,753 was held outside of the Trust Account and is available for the payment of accrued offering costs and for working capital purposes.

Total transaction costs amounted to $1,600,217 consisting of $600,000 of cash underwriting commissions which was paid in cash at the closing date of the IPO and the sale of the Over-Allotment Option Units on November 12, 2024 and November 19, 2024, respectively, $675,000 fair value of the Representative Shares, and $325,217 of other offering costs.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2021 (inception) through September 30, 2024 were organizational activities and those necessary to prepare, and consummate, for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three and nine months ended September 30, 2024, we had a net loss of $38,778 and $46,778, all of which consisted of formation and operating expenses.

For the three and nine months ended September 30, 2023, we did not incur any expenses.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $244,603 (see Note 5). As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, the Company consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A Ordinary Share (“Public Share”) and one right (“Public Right”) to receive one-tenth of one ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $55,000,000. The Company granted the underwriters a 45-day option to purchase up to 825,000 additional Units to cover over-allotments (the “Over-Allotment Option”), if any. The underwriters notified their partial exercise of the Over-Allotment Option on November 15, 2024, and closed the Over-Allotment Option on November 19, 2024.

As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC III (Holdings) Corp., the Company’s sponsor, of 280,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000. On November 19, 2024, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 private Units, generating gross proceeds of $50,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the units sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until the completion of our initial business combination.

As of November 19, 2024, a total of $60,000,000 ($10.00 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. As September 30, 2024, $244,603 remain outstanding under the promissory note with our Sponsor.

As of September 30, 2024, we had no cash available for working capital needs. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement entered into on November 8, 2024, we have agreed and have issued to Maxim Partners LLC and/or its designees (“Maxim”), 247,500 Class A ordinary shares (or 284,625 Class A ordinary shares if the over-allotment option is exercised in full) (the “Representative Shares”) at the closing of the IPO. As a result of the underwriter’s partial exercise of the over-allotment option on November 15, 2024, an additional 22,500 Representative Shares were issued to the underwriter. Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

The underwriter was paid $600,000 for the underwriting commissions (including for the partial exercise of over-allotment option). Additionally, the Company issued to the underwriter an aggregate of 270,000 Class A ordinary shares including 22,500 shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 6,000,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on November 8, 2024. As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, A SPAC III Acquisition Corp. (the “Company”) consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Public Share”) and one right (“Public Right”) to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $55,000,000.

As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC III (Holdings) Corp., the Company’s sponsor, of 280,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000. The Private Placement Units are identical to the units sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until the completion of our initial business combination.

On November 15, 2024, the underwriters notified the Company of its partial exercise of their over-allotment option. The closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private placement of an additional 5,000 Private Placement Units to the Sponsor generating gross proceeds of $50,000.

On November 19, 2024, an additional $5,000,000 ($10.00 per Unit) consisting of the net proceeds from the sale of the Over-Allotment Option Units, less the underwriters’ discount of $0.10 per Over-Allotment Option Unit ($50,000), and the gross proceeds from the sale of the additional private placement units ($50,000) was placed in the Trust Account, resulting in a total of $60,000,000 held in the Trust Account.

As of November 19, 2024, a total of $60,000,000 ($10.00 per unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

Total transaction costs amounted to $1,600,217 consisting of $600,000 of cash underwriting commissions which was paid in cash at the closing date of the IPO and the sale of the Over-Allotment Option Units on November 12, 2024 and November 19, 2024, respectively, $675,000 fair value of the Representative Shares, and $325,217 of other offering costs.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated November 8, 2024, by and between the Company and Maxim Group LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Rights Agreement, dated November 8, 2024, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreements, dated November 8, 2024, by and between the Company’s officers, directors, shareholders, A SPAC III (Holdings) Corp., and Maxim. (1)
10.2	Investment Management Trust Agreement, dated November 8, 2024, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	A Registration Rights Agreement, dated November 8, 2024, by and among the Company, A SPAC III (Holdings) Corp., and Maxim. (1)
10.4	A Private Placement Unit Subscription Agreement, dated November 8, 2024, by and between the Company and A SPAC III (Holdings) Corp. (1)
10.5	Indemnity Agreement, dated 8, 2024 by and between the Company, the Sponsor and the officers and directors of the Company.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 12, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC III ACQUISITION CORP.

Date: December 20, 2024	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)