Form 10-K
period 2024-12-31
ASPAC III Acquisition Corp.
filed 2025-03-05
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-42401

A SPAC III ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Sun’s Group Center 29th Floor 200 Gloucester Road
Wan Chai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+852 9258 9728
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units	ASPCU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	ASPC	The Nasdaq Stock Market LLC
Rights	ASPCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2024, the Registrant’s securities were not listed on any exchange and all of the Registrant’s outstanding ordinary shares were held by affiliates. The Registrant’s Class A ordinary shares commenced trading on the Nasdaq Stock Exchange on November 8, 2024. Accordingly, at June 30, 2024, the aggregate market value of the Registrant’s Class A ordinary shares held by non-affiliates of the Registrant was $0.

As of March 5, 2025, 6,555,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,500,000 Class B ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC III ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on November 8, 2024 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

A SPAC III Acquisition Corp. (the “Company”) is a blank check company incorporated as a British Virgin Island (“BVI”) business company on September 3, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Initial Public Offering and Private Placement

On November 12, 2024, the Company consummated its IPO of 5,500,000 units (“Units”). Each Unit consists of one Class A ordinary share (the “Class A Ordinary Share”), no par value per share, and one right (the “Right”) to receive of one-tenth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 280,000 units (the “Private Placement Units”) to A SPAC III (Holdings) Corp. (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000. The Private Placement Units are identical to the Units sold in the IPO. Additionally, the Sponsor and holders of our Founder Shares (the “initial shareholders”) agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until after the completion of the Company’s initial business combination. Such initial shareholders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The Company granted the underwriters a 45-day option to purchase up to 825,000 additional Units to cover over-allotments. Subsequently, on November 15, 2024, Maxim Group LLC, the representative of the underwriter of the IPO (“Maxim”) notified the Company of their election to partially exercise the over-allotment option and to purchase an additional 500,000 Units of the Company (the “Over-Allotment Option Units”). The closing of the issuance and sale of the Over-Allotment Option Units occurred on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at the price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000.

As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”).

A total of $60,000,000 of the net proceeds from the IPO (including the Over-Allotment Option Units) and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). None of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period， subject to applicable law and as further described in the Prospectus.

As of December 31, 2024, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”), and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On January 1, 2025, the Company announced that holders of the Company’s units may elect to separately trade the Class A ordinary shares and rights included in its units commencing on or about January 3, 2025. The Class A Ordinary Shares and Rights are currently trading on the Nasdaq Capital Market (“Nasdaq”) under the symbols “ASPC” and “ASPCR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “ASPCU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Class A Ordinary Shares and Rights.

Business Agreements Subject to Definitive Agreements

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a to-be-formed British Virgin Islands business company and the Company’s its wholly owned subsidiary (the “Purchaser”) at a price of $10.00 per share.

On January 24, 2025, the Company entered into an a agreement with Bioserica International Limited, a British Virgin Islands business company (“Bioserica”) (the “Bioserica Agreement”). Bioserica is in the business of researching and developing, manufacturing, marketing and sales of bio-based antimicrobial materials. The Agreement is intended to express a mutual indication of interest, reflects additional terms negotiated, and remains subject, in all respect, to the execution of definitive agreements. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of Bioserica is $200,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of the Purchaser at a price of $10.00 per share.

Competitive Strengths

We will seek to capitalize on the experience and networks of the members of our management and director team: Mr. Claudius Tsang, Mr. Pang Wai Yuen Marvin, Mr. Wong Yi Dung Eden and Mr. Xiangge Liu. Our team consists of seasoned and experienced professionals who have significant experience in both public and private companies. Members of our management also have experience in sourcing and evaluating potential investment targets as well as deal negotiation, corporate finance, business operations and management. Our team has developed a proprietary network of relationships with business leaders, investors and intermediaries that we believe can generate deal flow for us.

Mr. Claudius Tsang, our Chief Executive Officer, Chief Financial Officer and Chairman, has over 20 years of experience in capital markets, with a strong track record in private equity, M&A transactions and PIPE investments with a focus on Greater China and other emerging markets. Mr. Xiangge Liu, our Independent Director, has over 25 years of extensive experience in private equity, project finance and advisory services. Mr. Wong Yi Dung Eden, our Independent Director, is an experienced leader in the finance and investment management space, having founded and managed multiple investment firms and serving in senior roles at various financial institutions. Mr. Pang Wai Yuen Marvin, our Independent Director, has expertise in finance, investment management and business development, with significant roles in corporate finance and capital market advisory activities.

We believe the experience and network of relationships of our management and director team will give us advantages in sourcing, structuring and consummating a business combination. However, none of our management and director team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein.

The amount in the trust account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per share in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full six months). There will be no redemption rights upon the completion of our initial business combination with respect to our public rights or private placement rights. Maxim (and its designees), our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to their founder shares, Private Placement Shares (underlying the Private Placement Units) and/or Representative’s Shares. However, if our initial shareholder or any of our officers, directors or affiliates acquires public shares in or after the initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will complete our initial business combination by November 12, 2025, (or up to May 12, 2026 if the Company extend the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”). If we are unable to consummate our initial business combination within the time period specified in our amended and restated memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholder and Maxim have agreed to waive their redemption rights with respect to their Founder Shares and Representative Shares if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholder, or any of our officers, directors or affiliates acquire public shares in or after the initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our private placement units, which will expire worthless in the event we do not consummate our initial business combination within the Combination Period. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we do not complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with a third party if management believes that such third party’s engagement would be the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waive any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to funds not placed in the trust with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended (the “Insolvency Act”) (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 12 months of the closing of the offering (or May 12, 2026, if we decide to extend the period of time to consummate a business combination), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period specified in our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Acquisition Strategy

Our efforts in identifying prospective target businesses will not be limited to a particular industry or country, although we intend to focus on businesses in the Environmental, Sustainability and Governance (ESG) and material technology sector, an area where we believe has an optimistic growth trajectory for the coming years. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally. Since our Sponsor and its affiliate(s) as well as certain of our current executive officers and directors are located or have significant ties to China, we may acquire a target business that is based, from, expanded or has operations in China.

We will seek to capitalize on the strength of our management team. We believe that our board and management’s experiences, from evaluating assets through investing, company building and strategic management, will enable us to identify and execute an initial business combination with an attractive company or businesses within the Environmental, Sustainability and Governance (ESG) and material technology market. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our Sponsor, officers or directors, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we, or a committee of independent directors, would obtain an opinion from an independent firm that commonly renders valuation opinions, independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Investment Criteria

Consistent with our acquisition strategy, we have identified the following criteria to evaluate prospective target businesses. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $100,000,000 and $600,000,000. Although we may decide to enter into our initial business combination with a target business that does not meet any of the criteria described below, it is our intention to acquire companies that we believe:

●	Has a competitive advantage. We intend to look for companies whose products and services are defensible and afford a differentiation solution to customers.

●	Has a strong management team that can create significant value for the target company. We are looking for proven management with a track record of executing and growing platforms who can credibly operate within public markets.

●	Is ready to be public, and will benefit from access to capital market. We will look for public-ready target companies that can leverage access to capital markets to fuel their growth and increase shareholder value.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management or board of directors may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines.

Initial Business Combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, or we seek to complete our initial business combination with a target that is affiliated with our Sponsor, officers or directors, we will obtain an opinion from an independent investment banking firm or an independent accounting firm or any other firm that commonly renders valuation opinions. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We have until November 12, 2025 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by November 12, 2025, we may extend the period of time to consummate a business combination up to two times, each time by an additional three months (up to May 12, 2026 to complete a business combination) (the “Combination Period”) without shareholder approval. Pursuant to the terms of our amended and restated memorandum and articles of association and the Investment Management Trust Agreement, dated November 8, 2025 between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $600,000 on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,200,000) (the “Extension Fee”). Any such payments may be made from funds not held in the trust account or in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account (net of interest that may be used by us to pay our taxes payable and less up to $100,000 of interest to pay for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option) (subject to increase of up to an additional $0.20 per share in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full six months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Potential Legal and Operational Risks Associated with Acquiring a Company that does Business in China

Although we currently do not have any PRC subsidiary or China operations, certain of our executive officers and directors are located in, or have significant ties to, China, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC. As a result, we are more likely to acquire a company based in China through subsidiaries and variable interest entities in an initial business combination. If our target company is a PRC company, the combined company may face various legal and operational risks and uncertainties after the business combination, including, without limitation, regulatory review of overseas listing of PRC companies, restrictions on foreign ownership in certain industries, regulatory changes in the variable interest entity (the "VIE") structure, including the validity and enforcement of the agreements in connection with such a VIE structure, if our target company is required to use such VIE structure. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard, or if our PRC target company fails to comply with their rules and regulations. Further, if the PRC target company uses a VIE structure, we will be subject to certain legal and operational risks associated with VIE's operations in the PRC. Specifically, if the Chinese regulatory authorities disallows the VIE structure in the future, it will likely result in a material change in our financial performance and our results of operations and/or the value of our securities post business combination with a PRC target, which could cause the value of our securities to significantly decline or become worthless. PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations or the combined company’s principal operations in China, significant depreciation of the value of our or the combined company’s securities, or a complete hindrance of our or the combined company’s ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. The PRC government has published policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect us or our potential business combination with a PRC operating business and the business, financial condition, and results of operations of the combined company. Further, due to (i) the risks associated with acquiring and operating a business in the PRC and (ii) the fact that certain of our executive officers and directors are located in or have significant ties to China, it may make a us a less attractive partner to certain potential target businesses, including non-China-based target companies and may also make it more difficult for us to consummate a business combination with a China-based target business.

The PRC government also initiated a series of regulatory actions and statements to regulate business operations in China, including adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, according to the New Measures for Cybersecurity Review (the “New Measures”) effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. We currently face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence our or the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could result in a material change in our operations, including our search for a target business, and make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of our securities or those of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder our ability or the ability of the combined company to offer or continue to offer securities to investors.

If we consummate our initial business combination with a PRC target company, we may operate in the PRC primarily through our PRC subsidiaries. We may also adopt a series of contractual arrangements with the VIEs in the PRC, in which case (i) the VIEs will be PRC-based operations companies and our PRC subsidiaries will be shell companies and (ii) investors in our securities will not and may never directly own equity interest in the VIEs but will instead hold equity interest in a holding company of our PRC subsidiaries. Under the VIE arrangement, the dividends or other distributions to be paid by our PRC subsidiaries to their overseas holding company will depend on such PRC subsidiaries’ entitlement to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to our PRC subsidiaries under various VIE agreements. Such contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE and we may be adversely affected if we experience difficulties in settling the amounts owed to our PRC subsidiaries by the VIEs. All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. However, the legal environment in the PRC is not as developed as in some other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. There are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration or court decisions should legal action become necessary.

Currently, we are a single entity and do not make any internal cash transfers. However, if our organizational structure expands, or if we acquire a PRC target company which does not require a VIE structure, we may transfer funds to the PRC target company through an increase in the registered capital of or a shareholder loan to the PRC target company. The PRC target company may in turn make distributions or pay dividends to us. If we acquire a PRC target company which requires a VIE structure, the post-combination entity may rely on payments made from the VIE to a wholly foreign-owned enterprise (the “WFOE”) and subsequently the WFOE distributes funds to the post-combination entity as dividends, and cash to the PRC target company could be transferred through our organization in the manner as follows: (i) the holding company may transfer funds to WFOE, via additional capital contributions or shareholder loans, as the case may be; and (ii) the WFOE may provide loans to the PRC target company, subject to statutory limits and restrictions.

If we acquire a company based in China, to the extent that the combined company in the future seeks to fund the business through distribution, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China, and any transfer of funds among the PRC subsidiaries are allowed under and subject to regulations on private lending. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its shareholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. If we are to acquire a China-based operating company, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

Regardless of whether we have a VIE structure or direct ownership structure post-business combination, we may depend on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements. Due to (i) the risks of doing business in the PRC, and (ii) our Sponsor and its affiliate(s) as well as certain of our current executive officers and directors are located in or have significant ties to PRC, we may be a less attractive partner to non-PRC based target companies as compared to a non-PRC based special purpose acquisition company (the “SPAC”) which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC based and which may therefore make it more likely for us to consummate a business combination with a target company located in the PRC.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB announced that PCAOB has secured complete access to inspect and investigate public accounting firms headquartered in mainland China and Hong Kong, and vacated previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Protocol. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access — in any way and at any point in the future — the Board of PCAOB will act immediately to consider the need to issue a new determination. Our auditor, WWC, P.C. (“WWC”), is a United States accounting firm based in California and registered with the PCAOB and is subject to regular inspection by the PCAOB. WWC is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of a business combination.

In the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, and our securities may be delisted by such exchange under the HFCAA. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. If the combined company’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of the securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited and the combined company’s securities may be delisted by such exchange.

Furthermore, there may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws. Certain of our current executive officers and directors are located in, or have significant ties to, China. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

No PRC legal counsel had been retained for purpose of the IPO and consequently the company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless. Uncertainties still exist as to how the rules and regulations could be interpreted or implemented in the future, and the opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations.

Potential Approvals from the PRC Governmental Authorities for a Business Combination

Our efforts in identifying prospective target businesses will not be limited to a particular industry or country, although we intend to focus on businesses in ESG and material technology sector. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally. Though we currently do not have any PRC subsidiary or China operations, we may consummate our initial business combination with a target with principal operations in China and be subject to certain legal and operational risks associated with its operations in the PRC.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The Opinions also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior M&A Rules and clarified and emphasized several aspects related to securities offerings, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers are required to carry out certain filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

Furthermore, pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review and clarify that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, it is our management’s understanding that such target business might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL as discussed above, and that such target business needs to go through the cybersecurity review process before effecting a business combination if it is deemed as a critical information infrastructure operator purchasing internet products and services that affects or may affect national security, a network platform operator that affect or may affect national security, or a network platform operator with personal information of more than one million users, we could be subject to PRC cybersecurity review.

No PRC legal counsel has been retained by the Company. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. Uncertainties still exist as to how rules and regulations could be interpreted or implemented in the future, and the opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own except searching for a suitable target to consummate an initial business combination. As of the date of this annual report, no transfers, dividends, or distribution have been made by us.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the distribution of earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements.

Furthermore, the transfer of funds among the PRC subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was issued by the Supreme People’s Court of the People’s Republic of China on August 25, 2015 and amended on August 19, 2020 and December 29, 2020, respectively, to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases do not apply to the disputes arising from relevant financial services such as loan disbursement by financial institutions and their branches established upon approval by the financial regulatory authorities to engage in lending business. The Provisions on Private Lending Cases set forth that private lending contracts will be deemed invalid under the circumstance that (i) the lender swindles loans from financial institutions for relending; (ii) the lender relends the funds obtained by means of a loan from another profit-making legal person, raising funds from its employees, or illegally taking deposits from the public; (iii) the lender who has not obtained the lending qualification according to the law lends money to any unspecified object of the society for the purpose of making profits; (iv) the lender lends funds to a borrower when the lender knows or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (v) the lending is violations of public orders or good morals; or (vi) the lending violates mandatory provisions of laws or administrative regulations. The Provisions on Private Lending Cases set forth that the People’s Court shall support the interest rates not exceeding four times of the market interest rate quoted for one-year loan at the time the private lending contracts were entered into.

Enforceability of Civil Liabilities

We are incorporated under the laws of the British Virgin Islands a business company with limited liability. The British Virgin Islands has a less developed body of securities laws than the United States and provides less protection for investors. In addition, British Virgin Islands companies may not have standing to sue before the federal courts of the United States.

As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors , to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

Our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws or any state in the United States.

Furthermore, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

U.S. Foreign Investment Regulations

Mr. Claudius Tsang, our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole directorof the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Mr. Tsang is not a U.S. person, and as of the date hereof, the Sponsor owns approximately 22.17% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Facilities

We currently maintain our executive offices at The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong. We consider our current office space adequate for our current operations.

Competition

In identifying, evaluating and selecting an alternate target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	the fact that there are fewer than ten months left in the Combination Period;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding Rights and unit purchase options and the potential future dilution they represent;

●	our obligation to register the resale of the Founder Shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans (if any); and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Conflicts of Interest

Each of our sponsors, officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, because our management team has experience in identifying and executing multiple acquisition opportunities simultaneously.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “ASPCU” on December 29, 2023. The Class A Ordinary Shares and Rights comprising the units began separate trading on Nasdaq on January 3, 2025, under the symbols “ASPC” and “ASPCR,” respectively.

Holders of Record

As at March 5, 2025, there were 2,068,388 of our Class A ordinary shares issued and outstanding held by three shareholders of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

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

On November 12, 2024, the Company consummated the IPO of 5,500,000 Units. Each Unit consists of one Class A ordinary share and one Right to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $55,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 280,000 units at a price of $10.00 per unit, generating total proceeds of $2,800,000.

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

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim, an aggregate of 270,000 Class A ordinary shares for no consideration.

A total of $60,000,000 of the net proceeds from the IPO and the Private Placement were deposited into the Trust Account. None of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, and less up to $100,000 of interest to pay dissolution expenses, subject to applicable law and as further described in the Prospectus.

At December 31, 2024, the Company had $60,356,959 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our,” or “we” refer to A SPAC III Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our securities in connection with our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On November 12, 2024, the Company consummated its Initial Public Offering (“IPO”) and sold 5,500,000 Units. Each Unit consists of one Class A ordinary share and one Right to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $55,000,000.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the Private Placement of an aggregate 280,000 Private Placement Units.

Subsequently, on November 15, 2024, Maxim notified the Company of their election to partially exercise their over-allotment option. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at the price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000.

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”).

As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

Upon closing of the IPO, the Private Placement, and the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in the Trust Account established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Total transaction costs related to the offering amounted to $1,600,217 consisting of $600,000 of cash underwriting commissions which was paid in cash at the closing date of the IPO and the sale of the Over-Allotment Option Units, $675,000 fair value of the Representative Shares, and $325,217 of other offering costs.

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a to-be-formed British Virgin Islands business company and the Company’s its wholly owned subsidiary (the “Purchaser”) at a price of $10.00 per share.

On January 24, 2025, the Company entered into an a agreement with Bioserica International Limited, a British Virgin Islands business company (“Bioserica”) (the “Bioserica Agreement”). Bioserica is in the business of researching and developing, manufacturing, marketing and sales of bio-based antimicrobial materials. The Agreement is intended to express a mutual indication of interest, reflects additional terms negotiated, and remains subject, in all respect, to the execution of definitive agreements. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of Bioserica is $200,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of the Purchaser at a price of $10.00 per share.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for the IPO, and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had net loss of $226,383, which consisted of general and administrative expenses of $587,106, offset by total interest income from our bank account and investments in Trust Account of $360,723.

For the year ended December 31, 2023, we had net loss of $2,650, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $244,603 (see Note 5). As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, on November 12, 2024, the Company consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A Ordinary Share (“Public Share”) and one right (“Public Right”) to receive one-tenth of one ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $55,000,000. The Company granted the underwriters a 45-day option to purchase up to 825,000 additional Units to cover over-allotments (the “Over-Allotment Option Units”), if any. The underwriters notified their partial exercise of the Over-Allotment Option on November 15, 2024, and closed the Over-Allotment Option on November 19, 2024. The total aggregate issuance by us of 6,000,000 units at a price of $10.00 per Unit resulted in a total gross proceeds of $60,000,000.

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 280,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $2,800,000. On November 19, 2024, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units, generating gross proceeds of $50,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Units, shares underlying the Private Placement Units (“Private Placement Shares”) or the rights included in the Private Placement Units (“Private Placement Rights”).

The Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until after the completion of the Company’s initial Business Combination, except to permitted transferees.

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in the Trust Account, and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs.

As of December 31, 2024, the Company had $1,598,890 of cash on hand and working capital of $1,200,865.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2024 and 2023, no borrowing was outstanding under the Working Capital Loan.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In addition, if the Company is unable to complete a business combination 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that such condition also raises substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period (by November 12, 2025), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any material long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and private units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement entered into on November 8, 2024, the underwriter was paid $600,000 for the underwriting commissions (including for the partial exercise of over-allotment option). Additionally, the Company issued to the underwriter an aggregate of 270,000 Class A ordinary shares including 22,500 shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Critical Accounting Policies and Estimates

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2024:

Name	Age	Position
Claudius Tsang	48	Chief Executive Officer, Chief Financial Officer and Chairman
Xiangge Liu	58	Independent Director
Wong Yi Dung Eden	54	Independent Director
Pang Wai Yuen Marvin	59	Independent Director

Mr. Claudius Tsang has served as our Chief Executive Officer since September 2021, and as our Chief Financial Officer and Chairman of our Board of Directors since July 2024. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. In 2022, Unity Group faced financial challenges and implemented a scheme of arrangement to restructure its debt. Following a series of restructuring actions completed in June 2023, Unity Group is solvent and has resumed normal business operation. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to May 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chief Financial Officer and Chairman of A Paradise Acquisition Corp. He previously served as the Chief Executive Officer and in June 2021 became the Chief Financial Officer of JVSPAC Acquisition Corp. Mr. Tsang has served, from April 2021, as the Chief Executive Officer, and from July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp, until it closed its business combination with NewGenIvf Group Limited in April 2024. He has served as the Chief Financial Officer of A SPAC II Acquisition Corp since July 2021.He served as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively, until the company’s dissolution in February 2025. From February 2024 to July 2024, Mr. Tsang served as a director of International Media Acquisition Corp. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

Mr. Xiangge Liu became our Independent Director on November 8, 2024. Mr. Liu has over 25 years of extensive experience in private equity, project finance and advisory services. Since December 2024, Mr. Liu has served as the Chief Executive Officer, Chief Financial Officer and Chairman of both BEST SPAC I Acquisition Corp. and BEST SPAC II Acquisition Corp. Since November 2024, Mr. Liu has served as an Independent Non-Executive Director of A SPAC III Acquisition Corp. Since September 2024, Mr. Liu has served as an independent director for Qifu Technology Inc, a Credit-Tech platform in China. Since 2022, Mr. Liu has served as an advisor to Homaer Capital, a financial services company, where he advised on strategic overseas investment opportunities and he also has served as a Responsible Officer for Homaer Asset Management Limited, an asset management firm, since 2023. From 2011 to 2021, Mr. Liu served as the Managing Director and Responsible Officer of RRJ Management (HK), a licensed corporation under the Securities and Futures Ordinance of Hong Kong to carry out Type 1 (dealing in securities) and Type 4 (advising on securities) regulated activities, as the sub-adviser to RRJ Capital II Ltd, and general partner of RRJ Capital Master Fund, which focuses on equity investments. From 2016 to 2018, Mr. Liu served as the Non-Executive Board Director for China Logistics Property Holdings Co Ltd, an investment holding company listed in Hong Kong with its subsidiaries principally engaged in manufacture and sales of premium logistics facilities. From 2010 to 2011, Mr. Liu served as senior vice-president and head of risk management at CIAM Group Limited, an investment management company of CITIC Group Corporation where he oversaw investment operations and portfolio management. From 2008 to 2010, Mr. Liu served as managing director at Dingyi Venture Capital (HK) Limited, an investment company, and was responsible for overseeing its investment operations. From 2007 to 2008, Mr. Liu served as the Director in Project Finance and Advisory for Societe Generale Asia Limited. Mr. Liu obtained a master’s degree in business administration from Boston University in 1999 and a bachelor’s degree in finance from Beijing Foreign Studies University in 1989. We believe that Mr. Liu is qualified to serve on our board of directors based on his private equity, project finance & advisory expertise.

Mr. Wong Yi Dung Eden became our Independent Director on November 8, 2024. Since August 2024, Mr. Wong has served as the Co-Founder and Managing Partner of KEC Capital Company Limited, and is responsible for the strategic management of the company, developing relationship with key stakeholders and overseeing the company’s internal control. Since 2019, Mr. Wong has held various positions at the Greater China Division of CPA Australia, including Divisional President from January 2022 to December 2022, Deputy Divisional President from 2020 to 2021, and Chairman of the Financial Services Committee from 2019 to 2022. He is currently serving as Councillor since January 2019. From November 2018 to April 2024, Mr. Wong has served as Chairman of ViiPark Financial Holdings Co Limited. During his tenure, he was responsible for overseeing the strategic management of the company, and monitoring and improving corporate governance. From November 2010 to October 2018, Mr. Wong served as the Founder, Managing Director and Responsible Officer of East Pak Investment Management Co Limited. He was responsible for managing a Cayman Island-incorporated fund that focuses on investment in the Greater China market. He was also involved in daily management, sourcing and the analysis of investment opportunities in listed equities, fixed income, private equities and credit markets. From 2006 to 2010, Mr. Wong served as an Executive Director at Goldman Sachs, in the Investment Management Division and the Fixed Income, Currencies and Commodities Division. From 2004 to 2006, Mr. Wong served as a Director of the Fixed Income Division at Credit Suisse (Hong Kong). From 2000 to 2004, Mr. Wong served as the Director of Debt Research at ING Bank N.V. (Hong Kong). Mr. Wong began his career at HSBC (Hong Kong) where he served as a Credit Research Analyst, Corporate Relationship Manager and Executive Trainee from 1991 to 1998. Mr. Wong obtained his master’s degree in business administration from the University of Chicago in 2016. He obtained his Bachelor of Laws from University of London and Bachelor of Commerce from University of Melbourne in 2005 and 1991, respectively. Mr. Wong has been a Fellow Member at CPA (Australia) since 2017. We believe that Mr. Wong is qualified to serve on our board of directors based on his leadership experience in the finance and investment management space, having founded and managed multiple investment firms and serving in senior roles at various financial institutions.

Mr. Pang Wai Yuen Marvin became our Independent Director on November 8, 2024. Since 2022, Mr. Pang has served as the Director of Corporate Finance at iFree Group (HK) Limited, where he leads the corporate finance efforts of Trollee — the group’s smart retail technology division. In his current role, he analyses and advises on global capital market opportunities and ascertains various exit options for the company. From 2018 to 2021, Mr. Pang served as Managing Director — Head of Equities at Shenwan Hongyuan Securities (HK) Ltd. where he managed the overall institutional equity business of the group outside mainland China. During his tenure, he also spearheaded the ECM & syndication efforts for the H-share IPO of Shenwan Hongyuan Group Ltd (6806.HK), and led the D-share IPO effort of Qingdao Haier (600690.CH), the first time such shares of a Chinese company was listed on the China Europe International Exchange D-Share market of the Frankfurt Stock Exchange. From 2016 to 2018, Mr. Pang served as Managing Director — Head of Equity Capital Markets at Central China International Capital Limited where he set up and led the ECM department and was involved in arranging the investment by a major cornerstone investor in the Zhongyuan Bank Co Ltd (1216.HK) IPO. From 2012 to 2014, Mr. Pang served as the Head of the Hong Kong Office for Itau Asia Securities Limited, the Hong Kong SFC-regulated entity of Itau Unibanco, one of the largest banks in the Latin American region. He was responsible for expanding the firm’s business from a Brazilian focus targeting Chinese clients and diversifying it to a Latin American focus targeting a wider Asian client base. From 2008 to 2010, Mr. Pang was the Head of Equity Sales — China & HK for HSBC Global Markets, where he successfully led the Asian tranche of the US$12 billion follow-on offering of Vale of Brazil in 2008. He was also involved in the IPO of L’Occitane (973.HK), the first French company to list in Hong Kong. From 2005 to 2008, Mr. Pang served as Executive Director — HK & China Equity Sales at BOCI Securities Ltd. From 1998 to 2000, and from 2001 to 2005, Mr. Pang was the Head of Institutional Equity Sales at Core Pacific-Yamaichi International (H.K.) Ltd. From 1988 to 2001, Mr. Pang served at various companies, including Chase Manhattan Investment Management HK, Sanyo Securities HK, Daiwa Securities Canada, RBC Dominion Securities Canada, Dresdner Kleinwort Benson Securities Asia and SBI E2 Capital Securities. Mr. Pang obtained a Master of Business Administration (Finance) from the University of Stirling in 1988. He has been a Chartered Financial Analyst since 1996. In 2009, he was voted as the number-one ranked hedge fund salesperson in the Asiamoney Brokers Poll.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members. Each of our directors will hold office for an indefinite term or a term fixed by a resolution of the holders of our Founder Shares. Holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of ordinary shares of that class that have voted and are entitled to vote thereon. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote by a majority of the holders of our Founder Shares. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2024 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Mr. Wong Yi Dung Eden, Mr. Pang Wai Yuen Marvin and Mr. Xiangge Liu, each of whom is an independent director under Nasdaq’s listing standards. Mr. Wong Yi Dung Eden is the Chairperson of the audit committee. The Board has determined that Mr. Wong Yi Dung Eden qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors consisting of Mr. Wong Yi Dung Eden, Mr. Pang Wai Yuen Marvin and Mr. Xiangge Liu, each of whom is an independent director under the NASDAQ listing standards. Mr. Pang Wai Yuen Marvin serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2024.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing initial shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mr. Wong Yi Dung Eden, Mr. Pang Wai Yuen Marvin and Mr. Xiangge Liu, each of whom is an independent director under Nasdaq’s listing standards. Mr. Xiangge Liu is the Chairperson of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, pursuant to our amended and restated memorandum and articles of association, so long as a director has disclosed any interests in a transaction entered into or to be entered into by our company to the board he/she may: vote on a matter relating to the transaction; attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and sign a document on behalf of our company, or do any other thing in his capacity as a director, that relates to the transaction.

Our Sponsor and its affiliates(s) as well as our directors and officers presently have, and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, because our management team has experience in identifying and executing multiple acquisition opportunities simultaneously.

Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In addition, our Sponsor, officers and directors are now, and may in the future, Sponsor or participate in the formation of, or become sponsors, an officer or director of, any other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments, may present additional conflicts of interest in determining to which entity a particular business opportunity should be presented, in pursuing an initial business target and in allocating their time to devote to our affairs. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other blank check companies, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have.

You should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers”.

●	Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares, Representative’s Shares and public shares in connection with the consummation of our initial business combination. Additionally, Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 12 months after the closing of (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares and rights will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement units, Private Placement Shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our Sponsor until after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and rights following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	If an initial business combination is not completed, the Company will be required to liquidate. In such event, (i) 1,500,000 Class B ordinary shares held by the Sponsor, for an aggregate purchase price of approximately $0.017, or $25,000 in the aggregate, and (ii) all 285,000 Private Placement Units, for an aggregate purchase price of $10.00 per units, or $2,850,000 in the aggregate, will be worthless because the Sponsor is not entitled to participate in any redemption of distribution from the Trust Account with respect to such securities. The Sponsor, its affiliates, or promoters, and members of our management team waived their redemption rights and liquidation rights in connection with the purchase of the Founder Shares and the Private Placement Units and no other consideration was paid for such agreement. Since our Sponsor, its affiliates and promoters, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our Sponsor intends to transfer an aggregate of 60,000 of its Founder Shares, or 20,000 each to our three independent directors, at the consummation of an initial business combination. Accordingly, if we do not complete our initial business combination, such Founder Shares will expire worthless.

●	The Sponsor may make loans from time to time to the Company to fund certain capital requirements. If our Sponsor makes any working capital loans, up to $1,150,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Since we will not repay such loans if we do not complete a business combination, a conflict of interest may arise.

The conflicts described above may not be resolved in our favor.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity(1)	Entity’s Business	Affiliation
Claudius Tsang	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	A SPAC II Acquisition Corp.	SPAC	Chief Financial Officer
	A SPAC (HK) Acquisition Corp	SPAC	Chief Executive Officer, Executive Director
	JVSPAC Acquisition Corp.	SPAC	Chief Financial Officer and Director
	Unity Group Holdings International Limited.	ESG	Non-executive director
	A Paradise Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
	A SPAC (Holdings) Group Corp.	SPAC	Director

Xiangge Liu	Homaer Capital	Financial Services	Advisor
	Homaer Asset Management Limited	Financial Services	Responsible Officer
	Qifu Technology Inc	Financial Services	Independent Director
	BEST SPAC I Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
	Best SPAC II Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
Wong Yi Dung Eden	KEC Capital Company Limited	Finance	Co-Founder, Managing Partner
	CPA Australia	Financial Services	Councilor, Greater China
Pang Wai Yuen Marvin	iFree Group (Hong Kong) Limited	Smart Retail Technology	Director – Corporate Finance

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under British Virgin Islands law.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm or any other firm that commonly renders valuation opinions or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In the event that we submit our initial business combination to our public shareholders for a vote, Maxim (and its designees), our Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares, Private Placement Shares and Representative’s Shares held by them (and their permitted transferees will agree) in favor of our initial business combination. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2024.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Our Sponsor intends to transfer an aggregate of 60,000 of its Founder Shares, or 20,000 each to our three independent directors, at the consummation of an initial business combination. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 5, 2025 the number of Ordinary Shares, including both Class A and Class B Ordinary Shares, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the conversion of private placement rights, as the private placement rights are not convertible within 60 days of March 5, 2025.

		Approximate
	Amount	Percentage
	and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
A SPAC III (Holdings) Corp.(2)	1,785,000	22.17%
Claudius Tsang(2)	1,785,000	—
Liu Xiangge(4)	—	—
Wong Yi Dung Eden(4)	—	—
Pang Wai Yuen Marvin(4)	—	—
All directors and executive officers (4 individuals) and the Sponsor as a group	1,785,000	22.17%
Boothbay Fund Management, LLC(3)	389,100	4.8%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o A SPAC III Acquisition Corp. is The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong.

(2)	Mr. Tsang has voting and dispositive power over our securities held by the Sponsor.

(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 140 East 45th Street, 14th Floor New York, NY 10017.

(4)	A SPAC III (Holdings) Corp intends to transfer 20,000 shares to each of the independent non-executive directors at the consummation of an initial business combination.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On September 3, 2021, our Sponsor purchased 1,581,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On July 23, 2024, we issued to our Sponsor 1,581,250 Founder Shares for an aggregate purchase price of $25,000 or approximately $0.016 per share, and subsequently 1,437,500 of the Founder Shares were repurchased by the Company for an aggregate purchase price of $25,000. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration. Our Sponsor intends to transfer an aggregate of 60,000 of its Founder Shares, or 20,000 each to our three independent directors, at the consummation of an initial business combination.

As of December 31, 2024, there were 1,500,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.0.017 per share.

Private Placement Units

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 280,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000. On November 19, 2024, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units, generating gross proceeds of $50,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Units, shares underlying the Private Placement Units (“Private Placement Shares”) or the rights included in the Private Placement Units (“Private Placement Rights”), which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

The Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until after the completion of the Company’s initial Business Combination, except to permitted transferees.

Promissory Note — Related Party

Prior to the IPO, our Sponsor has agreed to loan us up to $350,000 to be used for a portion of the expenses of this offering (the “Promissory Note”). As of December 31, 2024, we had borrowed $$276,221 under the Promissory Note; the entire outstanding balance was subsequently repaid on January 24, 2025.

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

As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Extension Fees

The Company will have until November 12, 2025 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination by November 12, 2025, we may extend the Combination Period up to two times, each time by an additional three months (for a total of up to May 12, 2026 to complete a Business Combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 8, 2024, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $600,000 (including for the partial exercise of over-allotment option) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,200,000, or $0.20 per share if the Company extends for the full six months). Any such payments would be made funds outside of the Trust Account or in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

As of December 31, 2024, there were no Extension Fees.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our Sponsor, officers or directors, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we, or a committee of independent directors, would obtain an opinion from an independent firm that commonly renders valuation opinions, independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $350,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●

Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our board has determined that each of Mr. Xiangge Liu, Mr. Wong Yi Dung Eden and Mr. Pang Wai Yuen Marvin are independent directors under applicable SEC and NASDAQ rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WWC, P.C. (“WWC”), has acted as our principal independent registered public accounting firm for our financial statements for the years ended December 31, 2024 and 2023. The following is a summary of fees paid or to be paid to WWC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC in connection with regulatory filings. The aggregate fees billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the year ended December 31, 2024 and 2023 totalled $48,000 and $0, respectively.

Audit-Related Fees.  We did not pay WWC for consultations concerning financial accounting and reporting standards during the year ending December 31, 2024 and 2023.

Tax Fees. We did not pay WWC for tax planning and tax advice for the year ending December 31, 2024 and 2023.

All Other Fees. We did not pay WWC for other services for the year ending December 31, 2024 and 2023.

Pre-Approval Policy

Our audit committee was formed only upon the consummation of our IPO in November 2024. As a result, the audit committee did not pre-approve all of the foregoing services when the work was performed prior to the IPO, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 8, 2024, by and between the Company and Maxim (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)

4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024)

4.2	Specimen Class A Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 1, 2024)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 1, 2024).

4.4	Rights Agreement, dated November 8, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)

4.5**	Description of Securities

10.1	Letter Agreements, dated November 8, 2024, by and between the Company’s officers, directors, shareholders and A SPAC III (Holdings) Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021).

10.2	Investment Management Trust Agreement, dated November 8, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024).

10.3

A Registration Rights Agreement, dated November 8, 2024, by and among the Company and the initial shareholders of the Company. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)

10.4	A Private Placement Unit Purchase Agreement, dated November 8, 2024, by and between the Company and A SPAC III (Holdings) Corp. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024).

10.5	Indemnity Agreement, dated November 8, 2024, by and between the Company’s officers, directors, shareholders and A SPAC III (Holdings) Corp. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

19.1**	Insider Trading Policy.

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. **

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

99.4**	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC III ACQUISITION CORP.

Dated: March 5, 2025	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Claudius Tsang, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claudius Tsang	Chief Executive Officer, Chief Financial Officer and Chairman	March 5, 2025
Claudius Tsang	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Pang Wai Yuen Marvin	Independent Director	March 5, 2025
Pang Wai Yuen Marvin

/s/ Wong Yi Dung Eden	Independent Director	March 5, 2025
Wong Yi Dung Eden

/s/ Xiangge Liu	Independent Director	March 5, 2025
Xiangge Liu

A SPAC III ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholder of

A SPAC III Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of A SPAC III Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholder’s equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before November 12, 2025. If a business combination is not consummated by this date or an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since 2024.

San Mateo, California

March 5, 2025

A SPAC III ACQUISITION CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	As of December 31,
	2024	2023
Assets
Cash	$1,598,890	$—
Due from related party	2,576	—
Prepaid expenses	116,733	—
Total current assets	1,718,199	—

Investments held in trust account	60,356,959	—
Total Assets	$62,075,158	$—

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$241,113	$14,925
Promissory note - related party	276,221	125,651
Total current liabilities	517,334	140,576

Total Liabilities	517,334	140,576

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 6,000,000 shares subject to possible redemption as of December 31, 2024	57,694,432	—

Shareholders’ Equity (Deficit):
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 555,000 shares (excluding 6,000,000 shares subject to possible redemption) and none issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,500,000 and 1,581,250 shares issued and outstanding(1) (2) as of December 31, 2024 and 2023, respectively	—	—
Addition paid-in capital	4,255,351	25,000
Accumulated deficit	(391,959)	(165,576)
Total shareholders’ equity (deficit)	3,863,392	(140,576)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)	$62,075,158	$—

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (See Note 7).

The accompanying notes are an integral part of these financial statements.

A SPAC III ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the years ended December 31,
	2024	2023

General and administrative expenses	$587,106	$2,650
Loss from Operations	(587,106)	(2,650)
Other income:
Interest income	360,723	—
Loss before tax expense	(226,383)	(2,650)
Tax expense	—	—
Net Loss	$(226,383)	$(2,650)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	793,716	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.50	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1) (2)	1,645,704	1,375,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.38)	$(0.00)

(1)	Excludes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of these financial statements.

A SPAC III ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary shares				Additional		Total shareholders’
	Class A		Class B		paid-in	Accumulated	equity
	Shares	Amount	Shares(1) (2)	Amount	capital	deficit	(deficit)
Balance as of January 1, 2024	—	$—	1,581,250	$—	$25,000	$(165,576)	$(140,576)
Issuance of Private Placement Units	285,000	—	—	—	2,850,000	—	2,850,000
Issuance of representative shares	270,000	—	—	—	675,000	—	675,000
Issuance of Public Rights, net of issuance cost	—	—	—	—	1,401,595	—	1,401,595
Forfeiture of Class B ordinary shares	—	—	(81,250)	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(356,959)	—	(356,959)
Accretion of carrying value to redemption value	—	—	—	—	(339,285)	—	(339,285)
Net loss	—	—	—	—	—	(226,383)	(226,383)
Balance as of December 31, 2024	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class B ordinary shares		Additional paid-in	Accumulated	Total shareholder’s
	Shares (1) (2)	Amount	capital	deficit	deficit
Balance as of January 1, 2023	1,581,250	$—	$25,000	$(162,926)	$(137,926)
Net loss	—	—	—	(2,650)	(2,650)
Balance as of December 31, 2023	1,581,250	$—	$25,000	$(165,576)	$(140,576)

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of these financial statements.

A SPAC III ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the years ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(226,383)	$(2,650)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(356,959)
Changes in operating assets and liabilities:
Prepaid expenses	(116,733)	—
Promissory note – related party	—	5,300
Accounts payable and accrued expenses	226,188	(2,650)
Net Cash Used in Operating Activities	(473,887)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(60,000,000)	—
Net Cash Used in Investing Activities	(60,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	60,000,000	—
Proceeds from sale of private placement units	2,850,000	—
Proceeds from issuance of promissory note to related party	150,570	—
Payment of underwriter commissions	(600,000)	—
Payment of offering costs	(325,217)	—
Advance to a related party	(2,576)	—
Net Cash Provided by Financing Activities	62,072,777	—

Net Change in Cash	1,598,890	—

Cash, Beginning of Year	—	—
Cash, End of Year	$1,598,890	$—

Supplemental Disclosure of Cash Flow Information:
Initial classification of ordinary shares subject to redemption	$56,998,188	$—
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$696,244	$—
Deferred offering costs paid via promissory note – related party	$88,867	$—

The accompanying notes are an integral part of these financial statements.

A SPAC III ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

A SPAC III Acquisition Corp. (the “Company”) is blank check company incorporated as a British Virgin Island (“BVI”) business company on September 3, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

As of December 31, 2024, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”) described below, and, following the IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is A SPAC III (Holdings) Corp., a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 8, 2024 (the “Effective Date”). On November 12, 2024, the Company consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-tenth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 280,000 units (the “Private Placement Units”) with the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any. Subsequently, on November 15, 2024, the underwriters notified the Company of their election to partially exercise the over-allotment option to purchase additional 500,000 Units of the Company (the “Over-Allotment Option Units”). The closing of the issuance and sale of the additional Units occurred on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at the price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000.

As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim Group LLC, (“Maxim”), an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”).

Total transaction costs amounted to $1,600,217 consisting of $600,000 of cash underwriting commissions which was paid in cash, $675,000 fair value of the Representative Shares (as discussed below), and $325,217 of other offering costs. At the closing date of the IPO, cash of $1,888,753 was held outside of the Trust Account (as defined below) and was available for the payment of accrued offering costs and for working capital purposes.

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim, the representative of underwriters, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $675,000. The Company measured the fair value of the Representative Shares on the grant date of the award utilizing a valuation model which considers certain assumptions such as the probability of an initial business combination, which was considered a Level 3 inputs. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial business combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, Maxim (and its designees) has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within 12 months of the closing of the IPO (or 18 months, if the Company extends the time to complete a Business Combination).

A total of $60,000,000 ($10.00 per Unit) of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 12, 2024 and November 19, 2024, was placed in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law and as further described in the Prospectus. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest, which interest shall be net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the IPO).

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

The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Private Placement Shares (as defined in Note 4), Founder Shares (as defined in Note 5), Representative’s Shares (as defined in Note 7) and any public shares they may hold in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares, Founder Shares and Representative’s Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares, Private Placement Shares, and Representative’s Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Agreements

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a to-be-formed British Virgin Islands business company and the Company’s its wholly owned subsidiary (the “Purchaser”) at a price of $10.00 per share.

Going Concern Consideration

As of December 31, 2024, the Company had $1,598,890 in cash and working capital of $1,200,865.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $350,000 under the Note (see Note 5). As of December 31, 2024, we had borrowed $276,221 under the promissory note, which is due as demanded. Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination.

The Company initially has until November 12, 2025 to consummate the initial Business Combination (assuming no extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 12, 2025 (assuming no extensions).

Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,598,890 and $0 in cash and none in cash equivalents as of December 31, 2024 and 2023, respectively.

Offering Costs Associated with Initial Public Offering

Offering costs were $1,600,217 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that were related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, Public Rights and Private Units based on the relative fair values of public shares, Public Rights and Private Units. Accordingly, $1,561,812 was allocated to Public Shares and charged to temporary equity, and $38,405 was allocated to Public Rights and Private Units and charged to shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

During the year ended December 31, 2024, net proceeds of $60,000,000 from the sale of Units in the IPO were deposited into the Trust Account and interest earned from the Trust Account amounted to $356,959. There were no withdrawals made during the year ended December 31, 2024. As of December 31, 2024 and 2023, investments held in Trust Account were $60,356,959 and nil, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 6,000,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in capital over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the years ended December 31,
	2024	2023
Net loss	$(226,383)	$(2,650)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(356,959)	—
Accretion of ordinary shares to redemption value	(339,285)	—
Net loss including accretion of ordinary shares to redemption value	$(922,627)	$(2,650)

	For the years ended December 31,
	2024		2023
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(300,195)	$(622,432)	$—	$(2,650)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959	—	—	—
Accretion of ordinary shares subject to possible redemption to redemption value	339,285	—	—	—
Allocation of net income (loss)	396,049	(622,432)	—	(2,650)

Denominator:
Basic and diluted weighted average shares outstanding	793,716	1,645,704	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.50	$(0.38)	$—	$(0.00)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 280,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $2,800,000. On November 19, 2024, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units, generating gross proceeds of $50,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Units, shares underlying the Private Placement Units (“Private Placement Shares”) or the rights included in the Private Placement Units (“Private Placement Rights”). The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the IPO if the Company extends the period of time to consummate a Business Combination by two extensions of three months each).

With certain limitations, the Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable until after the consummation of the initial Business Combination except to permitted transferees.

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

Promissory Note — Related Party

On September 10, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000 (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of December 31, 2024 and 2023, the Company had borrowed $276,221 and $125,651 under the Promissory Note, respectively. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, no such Working Capital Loans were outstanding.

Extension Loan

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 8, 2024, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $600,000 ($0.10 per share ) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,200,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

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

Underwriting Agreement

Pursuant to the underwriting agreement entered into on November 8, 2024, the underwriter was paid $600,000 for the underwriting commissions (including for the partial exercise of over-allotment option). Additionally, the Company issued to the underwriter an aggregate of 270,000 Class A ordinary shares including 22,500 shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO, for no consideration, subject to the terms of the underwriting agreement.

The underwriter has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1).

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a Business Combination, the Company has granted the underwriter a right of first refusal to act as sole underwriter, sole book-running manager and sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 12 months from the closing of a Business Combination of the Company, or any successor to or any subsidiary of the Company. For the sake of clarity, this right of refusal shall encompass the time period leading up to the closing of the Business Combination while the Company is still a special purpose acquisition company. Notwithstanding the foregoing, in the event that a target company – in connection with a Business Combination – sources a private placement of public equity (a “PIPE”), the aforementioned right of refusal reference shall not apply in such a limited instance. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of December 31, 2024 and 2023, there were 550,000 and nil Class A ordinary shares outstanding, excluding 6,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As of December 31, 2024 and 2023, there were 1,500,000 and 1,581,250 Class B ordinary shares issued and outstanding, respectively, of which an aggregate of up to 206,250 shares were subject to forfeiture if the underwriters’ over-allotment is not exercised. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

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

Rights — As of December 31, 2024 and 2023, there were 6,000,000 and none rights issued and outstanding, respectively. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

The Company measured the fair value of the rights utilizing a valuation model which considers certain assumptions such as the probability of an initial business combination, which was considered a Level 3 input.

If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$60,356,959	$60,356,959	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 24, 2025, the Company entered into an agreement with Bioserica International Limited, a British Virgin Islands business company (“Bioserica”) (the “Bioserica Agreement”). Bioserica is in the business of researching and developing, manufacturing, marketing and sales of bio-based antimicrobial materials. The Agreement is intended to express a mutual indication of interest, reflects additional terms negotiated, and remains subject, in all respect, to the execution of definitive agreements. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of Bioserica is $200,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of the Purchaser at a price of $10.00 per share.

On January 24, 2025, the Company repaid the Promissory Note in full. The Promissory Note was terminated after the repayment.