Form 10-Q
period 2025-03-31
ASPAC III Acquisition Corp.
filed 2025-05-09
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 9, 2025, 6,555,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,500,000 Class B ordinary shares were issued and outstanding.

A SPAC III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

A SPAC III ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash	$1,119,610	$1,598,890
Due from related party	—	2,576
Prepaid expenses	141,125	116,733
Total current assets	1,260,735	1,718,199

Investments held in trust account	60,988,996	60,356,959
Total Assets	$62,249,731	$62,075,158

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$278,705	$241,113
Promissory note - related party	—	276,221
Total current liabilities	278,705	517,334

Total Liabilities	278,705	517,334

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 6,000,000 shares subject to possible redemption as of March 31, 2025 and December 31, 2024	59,066,922	57,694,432

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 555,000 shares (excluding 6,000,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,500,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	2,882,861	4,255,351
Retained earnings (accumulated deficit)	21,243	(391,959)
Total shareholders’ equity	2,904,104	3,863,392
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity	$62,249,731	$62,075,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31,
	2025	2024

General and administrative expenses	$233,878	$—
Loss from Operations	(233,878)	—
Other income:
Interest income	647,080	—
Income before tax expense	413,202	—
Tax expense	—	—
Net income	$413,202	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)(2)	2,055,000	1,375,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.12)	$—

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary shares				Additional	Accumulated deficit	Total
	Class A		Class B		paid-in	(retained	shareholders’
	Shares	Amount	Shares	Amount	capital	earnings)	equity
Balance as of January 1, 2025	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(632,037)	—	(632,037)
Accretion of carrying value to redemption value	—	—	—	—	(740,453)	—	(740,453)
Net income	—	—	—	—	—	413,202	413,202
Balance as of March 31, 2025	555,000	$—	1,500,000	$—	$2,882,861	$21,243	$2,904,104

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,581,250	$—	$25,000	$(165,576)	$(140,576)
Net loss	—	—	—	—	—
Balance as of March 31, 2024	1,581,250	$—	$25,000	$(165,576)	$(140,576)

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$413,202	$—
Adjustment to reconcile net income to net cash used in operating activities:	—	—
Changes in operating assets and liabilities:
Investments held in Trust Account	(632,037)	—
Prepaid expenses	(24,392)	—
Due from related party	2,576	—
Accounts payable and accrued expenses	37,592	—
Net Cash Used in Operating Activities	(203,059)	—

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(276,221)	—
Net Cash Used in Financing Activities	(276,221)	—

Net Change in Cash	(479,280)	—
Cash, Beginning of the Period	1,598,890	—
Cash, End of the Period	$1,119,610	$—

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$740,453	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

A SPAC III Acquisition Corp. (the “Company”) is blank check company incorporated as a British Virgin Islands (“BVI”) business company on September 3, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). Although there is no restriction or limitation on what industry or geographic region the Company’s target operates in, it is the Company’s intention to pursue prospective targets that are in the Environmental, Sustainability and Governance (ESG) and material technology sector.

The Company has two wholly owned inactive subsidiaries, A SPAC III Mini Acquisition Corp., a BVI corporation, formed on January 24, 2025, and A SPAC III Mini Sub Acquisition Corp., a BVI corporation, formed on February 3, 2025.

As of March 31, 2025, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through March 31, 2025 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is A SPAC III (Holdings) Corp., a BVI company (the “Sponsor”).

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

The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any. Subsequently, on November 15, 2024, the underwriters notified the Company of their election to partially exercise the over-allotment option to purchase additional 500,000 Units of the Company. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at the price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000. Furthermore, as a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

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

A total of $60,000,000 ($10.00 per Unit) of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 12, 2024 and November 19, 2024, were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

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

Going Concern Consideration

As of March 31, 2025, the Company had $1,119,610 in cash and working capital of $982,030. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares, and loan proceeds from the Sponsor of $350,000 under the Note. On January 24, 2025, the Company repaid the Promissory Note in full. The Promissory Note was terminated after the repayment. Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will may cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 12, 2025 (assuming no extension), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10K as filed with the SEC on March 5, 2025. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,119,610 and $1,598,890 in cash and none in cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had $60,988,996 and $60,356,959, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	632,037
Accretion of carrying value to redemption value	740,453
Class A ordinary shares subject to possible redemption – March 31, 2025	$59,066,922

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended March 31,
	2025	2024
Net income	$413,202	$—
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(632,037)	—
Accretion of ordinary shares to redemption value	(740,453)	—
Net loss including accretion of ordinary shares to redemption value	$(959,288)	$—

	For the three months ended March 31,
	2025		2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(714,552)	$(244,736)	$—	$—
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	632,037	—	—	—
Accretion of ordinary shares subject to possible redemption to redemption value	740,453	—	—	—
Allocation of net income (loss)	657,938	(244,736)	—	—

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	2,055,000	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.11	$(0.12)	$—	$—

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance on January 1, 2025 and there was no significant impact.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025 (see Note 9).

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of March 31, 2025 and December 31, 2024, there were $0 and $276,221 outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of March 31, 2025 and December 31, 2024, there were 550,000 Class A ordinary shares outstanding, excluding 6,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value.  On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration. As of March 31, 2025 and December 31, 2024, there were 1,500,000 Class B ordinary Shares issued and outstanding.

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

Rights — As of March 31, 2025 and December 31, 2024, there were 6,000,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$60,988,996	$60,988,996	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$60,356,959	$60,356,959	—	—

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying unaudited condensed consolidated financial statements.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer, Chief Financial Officer and Chairman (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in the evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended March 31,
	2025	2024
General and administrative expenses	$233,878	$—
Interest earned on investments held in Trust Account	$632,037	$—

The key measures of segment profit or loss reviewed by our CODM are general and administrative expenses and interest earned on investments held in Trust Account. The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses include insurance expenses, Nasdaq listing expenses, trust service expenses, auditing expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations.

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “ASPC”, “our”, “we,” “us” or the “Company” refer to A SPAC III Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to A SPAC III (Holdings) Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On December 31, 2024, the Company entered the HD Group Agreement with HD Group. HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of the Purchaser at a price of $10.00 per share.

On January 24, 2025, the Company entered into the Bioserica Agreement with Bioserica. Bioserica is in the business of researching and developing, manufacturing, marketing and sales of bio-based antimicrobial materials. The Agreement is intended to express a mutual indication of interest, reflects additional terms negotiated, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of Bioserica is $200,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of the Purchaser at a price of $10.00 per share.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2021 (inception) through March 31, 2025 were organizational activities and those necessary to prepare, and consummate, for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had a net income of $413,202, which consisted of interest income of $647,080, partially offset by general and administrative expenses of $233,878. For the three months ended March 31, 2024, we did not incur any expenses, as such we had no net loss.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $350,000 (see Note 5). As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, the Company consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A Ordinary Share (“Public Share”) and one right (“Public Right”) to receive one-tenth of one ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $55,000,000. The Company granted the underwriters a 45-day option to purchase up to 825,000 additional Units to cover over-allotments (the “Over-Allotment Option”), if any. The underwriters notified their partial exercise of the Over-Allotment Option on November 15, 2024, and closed the Over-Allotment Option on November 19, 2024. The total aggregate issuance by us of 6,000,000 units (which includes the partial exercise of the Over-Allotment Option) at a price of $10.00 per Unit resulted in a total gross proceeds of $60,000,000.

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

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account’), and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. On January 24, 2025, the Company repaid the Promissory Note in full. The Promissory Note was terminated after the repayment. As March 31, 2025, no amount was outstanding under the promissory note with our Sponsor.

As of March 31, 2025, the Company had $1,119,610 of cash on hand and working capital of $982,030. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025 and there was no significant impact.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025 and there was no significant impact.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

A SPAC III ACQUISITION CORP.

Date: May 9, 2025	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)