Form 10-Q
period 2025-06-30
ASPAC III Acquisition Corp.
filed 2025-08-13
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, 6,555,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,500,000 Class B ordinary shares were issued and outstanding.

A SPAC III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Information.

A SPAC III ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash	$1,068,509	$1,598,890
Due from related party	—	2,576
Prepaid expenses	82,645	116,733
Total current assets	1,151,154	1,718,199

Investments held in trust account	61,624,847	60,356,959
Total Assets	$62,776,001	$62,075,158

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$425,036	$241,113
Promissory note - related party	—	276,221
Total current liabilities	425,036	517,334

Total Liabilities	425,036	517,334

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 6,000,000 shares subject to possible redemption as of June 30, 2025 and December 31, 2024	60,452,788	57,694,432

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 555,000 shares (excluding 6,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,496,995	4,255,351
Retained earnings (accumulated deficit)	401,182	(391,959)
Total shareholders’ equity	1,898,177	3,863,392
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity	$62,776,001	$62,075,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$267,036	$8,000	$500,914	$8,000
Loss from operations	(267,036)	(8,000)	(500,914)	(8,000)
Other income:
Interest income	646,975	—	1,294,055	—
Income (loss) before tax expense	379,939	(8,000)	793,141	(8,000)
Tax expense	—	—	—	—
Net income (loss)	$379,939	$(8,000)	$793,141	$(8,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,000,000	—	6,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$—	$0.22	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)(2)	2,055,000	1,375,000	2,055,000	1,375,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.12)	$(0.01)	$(0.24)	$(0.01)

(1)	Excludes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (See Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary shares				Additional	Accumulated deficit	Total
	Class A		Class B		paid-in	(retained	shareholders’
	Shares	Amount	Shares	Amount	capital	earnings)	equity
Balance as of January 1, 2025	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(632,037)	—	(632,037)
Accretion of carrying value to redemption value	—	—	—	—	(740,453)	—	(740,453)
Net income	—	—	—	—	—	413,202	413,202
Balance as of March 31, 2025	555,000	$—	1,500,000	$—	$2,882,861	$21,243	$2,904,104
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(635,851)	—	(635,851)
Accretion of carrying value to redemption value	—	—	—	—	(750,015)	—	(750,015)
Net income	—	—	—	—	—	379,939	379,939
Balance as of June 30, 2025	555,000	$—	1,500,000	$—	$1,496,995	$401,182	$1,898,177

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class B ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Shares(1) (2)	Amount	capital	deficit	deficit
Balance as of January 1, 2024	1,581,250	$—	$25,000	$(165,576)	$(140,576)
Net loss	—	—	—	—	—
Balance as of March 31, 2024	1,581,250	$—	$25,000	$(165,576)	$(140,576)
Net loss	—	—	—	(8,000)	(8,000)
Balance as of June 30, 2024	1,581,250	$—	$25,000	$(173,576)	$(148,576)

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (See Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Six Months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$793,141	$(8,000)
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,267,888)
Changes in operating assets and liabilities:
Prepaid expenses	34,088	—
Due from related party	2,576	—
Accounts payable and accrued expenses	183,923	8,000
Net Cash Used in Operating Activities	(254,160)	—

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(276,221)	—
Net Cash Used in Financing Activities	(276,221)	—

Net Change in Cash	(530,381)	—
Cash, Beginning of the Period	1,598,890	—
Cash, End of the Period	$1,068,509	$—

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,490,468	$—

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

The Company has two wholly owned inactive subsidiaries, A SPAC III Mini Acquisition Corp. (“PubCo”), a BVI corporation, formed on January 24, 2025, and A SPAC III Mini Sub Acquisition Corp. (“Merger Sub”), a BVI corporation and is a wholly-owned subsidiary of PubCo, formed on February 3, 2025.

As of June 30, 2025, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through June 30, 2025 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a British Virgin Islands business company and the Company’s its wholly owned subsidiary (the “Purchaser”) at a price of $10.00 per share. On May 21, 2025, the Company and HD Group mutually terminated the HD Group Agreement.

On January 24, 2025, the Company entered into an agreement with Bioserica International Limited, a British Virgin Islands business company (“Bioserica”) (the “Bioserica Agreement”). Bioserica is in the business of researching and developing, manufacturing, marketing and sales of bio-based antimicrobial materials. The Bioserica Agreement is intended to express a mutual indication of interest, reflects additional terms negotiated, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Bioserica Agreement, the aggregate consideration to be paid to existing shareholders of Bioserica is $200,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of the Purchaser at a price of $10.00 per share.

On May 23, 2025, the Company entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with PubCo, Merger Sub, and Bioserica.

Pursuant to the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of the Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, the Purchaser, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, the Purchaser or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder and the Parent and Purchaser.

Going Concern Consideration

As of June 30, 2025, the Company had $1,068,509 in cash and working capital of $726,118. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares, and loan proceeds from the Sponsor of $350,000 under the Note. On January 24, 2025, the Company repaid the Promissory Note in full. The Promissory Note was terminated after the repayment. Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account.

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

As a result of these circumstances and the ongoing Russia/Belarus/Ukraine, Hamas/Iran/Lebanon/Israel in the Middle Eastern countries conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10K as filed with the SEC on March 5, 2025. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,068,509 and $1,598,890 in cash and none in cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had $61,624,847 and $60,356,959, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	1,267,888
Accretion of carrying value to redemption value	1,490,468
Class A ordinary shares subject to possible redemption – June 30, 2025	$60,452,788

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$379,939	$(8,000)	$793,141	$(8,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(635,851)	—	(1,267,888)	—
Accretion of ordinary shares to redemption value	(750,015)	—	(1,490,468)	—
Net loss including accretion of ordinary shares to redemption value	$(1,005,927)	$(8,000)	$(1,965,215)	$(8,000)

	For the Three Months Ended June 30，
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(749,294)	$(256,633)	$—	$(8,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	635,851	—	—	—
Accretion of ordinary shares subject to possible redemption to redemption value	750,015	—	—	—
Allocation of net income (loss)	636,572	(256,633)	—	(8,000)

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	2,055,000	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.11	$(0.12)	$—	$(0.01)

	For the Six Months Ended June 30，
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(1,463,846)	$(501,369)	$—	$(8,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,267,888	—	—	—
Accretion of ordinary shares subject to possible redemption to redemption value	1,490,468	—	—	—
Allocation of net income (loss)	1,294,510	(501,369)	—	(8,000)

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	2,055,000	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.22	$(0.24)	$—	$(0.01)

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of June 30, 2025 and December 31, 2024, there were nil and $276,221 outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Merger Agreement

On May 23, 2025, the Company entered into the Merger Agreement with (i) Bioserica, (ii) Purchaser, and (iii) Merger Sub.

Pursuant to the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of the Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, the Purchaser, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, the Purchaser or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder and the Parent and Purchaser.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of June 30, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of June 30, 2025 and December 31, 2024, there were 550,000 Class A ordinary shares outstanding, excluding 6,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value.  On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration. As of June 30, 2025 and December 31, 2024, there were 1,500,000 Class B ordinary Shares issued and outstanding.

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

Rights — As of June 30, 2025 and December 31, 2024, there were 6,000,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$61,624,847	$61,624,847	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$60,356,959	$60,356,959	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$267,036	$8,000	$500,914	$8,000
Interest earned on investments held in Trust Account	$635,851	$—	$1,267,888	$—

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses include insurance expenses, Nasdaq listing expenses, trust service expenses, auditing expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations.

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

Recent Developments

On December 31, 2024, the Company entered into the HD Group Agreement with HD Group. HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of the Purchaser at a price of $10.00 per share. On May 21, 2025, the Company and HD Group mutually terminated the HD Group Agreement.

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

On May 23, 2025, the Company entered into the Merger Agreement with PubCo, Merger Sub, and Bioserica.

Pursuant to the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of the Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, the Purchaser, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, the Purchaser or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder and the Parent and Purchaser.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2021 (inception) through June 30, 2025 were organizational activities and those necessary to prepare, and consummate, for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net income of $379,939, which consisted of interest income of $646,975, partially offset by general and administrative expenses of $267,036. For the three months ended June 30, 2024, we had net loss of $8,000, all of which consisted of formation and operating expenses.

For the six months ended June 30, 2025, we had a net income of $793,141, which consisted of interest income of $1,294,055, partially offset by general and administrative expenses of $500,914. For the six months ended June 30, 2024, we had net loss of $8,000, all of which consisted of formation and operating expenses.

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

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account’), and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. On January 24, 2025, the Company repaid the Promissory Note in full. The Promissory Note was terminated after the repayment. As June 30, 2025, no amount was outstanding under the promissory note with our Sponsor.

As of June 30, 2025, the Company had $1,068,509 of cash on hand and working capital of $726,118. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement dated May 23, 2025 by and among A SPAC III Acquisition Corp., A SPAC III Mini Acquisition Corp., A SPAC III Mini Sub Acquisition Corp. and Bioserica International Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2025)
10.1	Voting and Support Agreement, dated May 23, 2025 by and among A SPAC III Acquisition Corp., A SPAC III (Holdings) Corp., and the Supporting Shareholder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2025).
10.2	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2025).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2025).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC III ACQUISITION CORP.

Date: August 13, 2025	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)