Form 10-Q
period 2025-09-30
ASPAC III Acquisition Corp.
filed 2025-11-10
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 10, 2025, 837,581 Class A ordinary shares and 1,500,000 Class B ordinary shares were issued and outstanding.

A SPAC III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Information.

A SPAC III ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash	$1,062,632	$1,598,890
Due from related party	—	2,576
Prepaid expenses	29,579	116,733
Total current assets	1,092,211	1,718,199

Investments held in trust account	62,268,671	60,356,959
Total Assets	$63,360,882	$62,075,158

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$529,565	$241,113
Promissory note - related party	—	276,221
Total current liabilities	529,565	517,334

Total Liabilities	529,565	517,334

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 6,000,000 shares subject to possible redemption as of September 30, 2025 and December 31, 2024	61,856,313	57,694,432

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 555,000 shares (excluding 6,000,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	93,470	4,255,351
Retained earnings (accumulated deficit)	881,534	(391,959)
Total shareholders’ equity	975,004	3,863,392
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity	$63,360,882	$62,075,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$173,955	$38,778	$674,869	$46,778
Loss from operations	(173,955)	(38,778)	(674,869)	(46,778)
Other income:
Interest income	654,307	—	1,948,362	—
Income (loss) before tax expense	480,352	(38,778)	1,273,493	(46,778)
Tax expense	—	—	—	—
Net income (loss)	$480,352	$(38,778)	$1,273,493	$(46,778)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,000,000	—	6,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.12	$—	$0.34	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)(2)	2,055,000	1,375,000	2,055,000	1,375,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.11)	$(0.03)	$(0.36)	$(0.03)

(1)	Excludes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary shares				Additional	(Accumulated deficit)	Total
	Class A		Class B		paid-in	retained	shareholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 1, 2025	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(632,037)	—	(632,037)
Accretion of carrying value to redemption value	—	—	—	—	(740,453)	—	(740,453)
Net income	—	—	—	—	—	413,202	413,202
Balance as of March 31, 2025	555,000	$—	1,500,000	$—	$2,882,861	$21,243	$2,904,104
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(635,851)	—	(635,851)
Accretion of carrying value to redemption value	—	—	—	—	(750,015)	—	(750,015)
Net income	—	—	—	—	—	379,939	379,939
Balance as of June 30, 2025	555,000	$—	1,500,000	$—	$1,496,995	$401,182	$1,898,177
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(643,824)	—	(643,824)
Accretion of carrying value to redemption value	—	—	—	—	(759,701)	—	(759,701)
Net income	—	—	—	—	—	480,352	480,352
Balance as of September 30, 2025	555,000	$—	1,500,000	$—	$93,470	$881,534	$975,004

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class B ordinary shares			Additional paid-in	Accumulated	Total shareholders’
	Shares(1) (2)	Amount		capital	deficit	deficit
Balance as of January 1, 2024	1,581,250	$		$25,000	$(165,576)	$(140,576)
Net loss	—		—	—	—	—
Balance as of March 31, 2024	1,581,250		$—	$25,000	$(165,576)	$(140,576)
Net loss	—		—	—	(8,000)	(8,000)
Balance as of June 30, 2024	1,581,250		$—	$25,000	$(173,576)	$(148,576)
Net loss	—		—	—	(38,778)	(38,778)
Balance as of September 30, 2024	1,581,250		$—	$25,000	$(212,354)	$(187,354)

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 B ordinary shares were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,273,493	$(46,778)
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,911,712)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	(82,250)
Prepaid expenses	87,154	—
Due from related party	2,576	—
Accrued offering costs	—	25,000
Accounts payable and accrued expenses	288,452	(14,925)
Net Cash Used in Operating Activities	(260,037)	(118,953)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	118,953
Repayment of promissory note - related party	(276,221)	—
Net Cash Used in Financing Activities	(276,221)	118,953

Net Change in Cash	(536,258)	—
Cash, Beginning of the Period	1,598,890	—
Cash, End of the Period	$1,062,632	$—

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$2,250,169	$—
Deferred offering costs included in accrued offering expenses	$—	$25,000
Deferred offering costs paid by promissory note related party	$—	$57,250

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

The Company has two wholly owned inactive subsidiaries, A SPAC III Mini Acquisition Corp. (the “Purchaser” or “PubCo”), a BVI corporation, formed on January 24, 2025, and A SPAC III Mini Sub Acquisition Corp. (“Merger Sub”), a BVI corporation, formed initially as a wholly owned subsidiary of PubCo on February 3, 2025. On September 10, 2025, the Company completed an internal reorganization, pursuant to which Merger Sub became a wholly owned subsidiary of the Company (the “Reorganization”). As part of the Reorganization, PubCo transferred 100% of the issued and outstanding equity of Merger Sub to the Company.

As of September 30, 2025, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through September 30, 2025 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any. Subsequently, on November 15, 2024, the underwriters notified the Company of their election to partially exercise the over-allotment option to purchase additional 500,000 Units of the Company. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on November 19, 2024. The total aggregate issuance by the Company of 500,000 Over-Allotment Option Units at the price of $10.00 per unit generated total gross proceeds of $5,000,000. On November 19, 2024, simultaneously with the closing and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 5,000 Private Placement Units to the Sponsor, generating gross proceeds of $50,000. Furthermore, as a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration.

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

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim Group LLC, (“Maxim”), the representative of underwriters, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $675,000. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, Maxim (and its designees) has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination.

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

The Company initially had 12 months from the closing of the IPO (or up to 18 months if the Company extends the Combination Period) to consummate a Business Combination. Currently, as a result of the shareholders’ approval at the 2025 EGM (as defined below), the Company amended and restated its Charter to extend the date by which it has to complete a business combination (the “Combination Period”) to November 12, 2026, or up to 24 months from the IPO. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into Purchaser, the separate corporate existence will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, the Purchaser, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, the Purchaser or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and Purchaser, on the other hand.

Going Concern Consideration

As of September 30, 2025, the Company had $1,062,632 in cash and working capital of $562,646. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares, and loan proceeds from the Sponsor of $350,000 under the Note. On January 24, 2025, the Company repaid the Promissory Note in full. The Promissory Note was terminated after the repayment. Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it may cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K as filed with the SEC on March 5, 2025. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,062,632 and $1,598,890 in cash and none in cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had $62,268,671 and $60,356,959, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	1,911,712
Accretion of carrying value to redemption value	2,250,169
Class A ordinary shares subject to possible redemption – September 30, 2025	$61,856,313

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of September 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$480,352	$(38,778)	$1,273,493	$(46,778)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(643,824)	—	(1,911,712)	—
Accretion of ordinary shares to redemption value	(759,701)	—	(2,250,169)	—
Net loss including accretion of ordinary shares to redemption value	$(923,173)	$(38,778)	$(2,888,388)	$(46,778)

	For the Three Months Ended September 30，
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(687,653)	$(235,520)	$—	$(38,778)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	643,824	—	—	—
Accretion of ordinary shares subject to possible redemption to redemption value	759,701	—	—	—
Allocation of net income (loss)	715,872	(235,520)	—	(38,778)

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	2,055,000	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.11)	$—	$(0.03)

	For the Nine Months Ended September 30，
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(2,151,498)	$(736,890)	$—	$(46,778)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,911,712	—	—	—
Accretion of ordinary shares subject to possible redemption to redemption value	2,250,169	—	—	—
Allocation of net income (loss)	2,010,383	(736,890)	—	(46,778)

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	2,055,000	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.34	$(0.36)	$—	$(0.03)

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and sale of private placement units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

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

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Units, shares underlying the Private Placement Units (“Private Placement Shares”) or the rights included in the Private Placement Units (“Private Placement Rights”). The Private Placement Rights will expire worthless if the Company does not consummate a Business Combination within the Combination Period ..

With certain limitations, the Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until thirty (30) days after the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On September 3, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (the “Founder Shares”) with no par value. Founder Shares have been retroactively restated to reflect a share subscription and purchase agreement. On July 23, 2024, the Company issued 1,581,250 Founder Shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Founder Shares outstanding after the repurchase, of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of September 30, 2025 and December 31, 2024, there were nil and $276,221 outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Merger Agreement

On May 23, 2025, the Company entered into the Merger Agreement with (i) Bioserica, (ii) PubCo, and (iii) Merger Sub.

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, the Purchaser, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, the Purchaser or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and Purchaser, on the other hand.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2025 and December 31, 2024, there were 555,000 Class A ordinary shares outstanding, excluding 6,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value.  On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration. As of September 30, 2025 and December 31, 2024, there were 1,500,000 Class B ordinary Shares issued and outstanding.

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

Rights — As of September 30, 2025 and December 31, 2024, there were 6,000,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company’s). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Island’s law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$62,268,671	$62,268,671	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$60,356,959	$60,356,959	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$173,955	$38,778	$674,869	$46,778
Interest earned on investments held in Trust Account	$643,824	$—	$1,911,712	$—

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

On October 27, 2025, the Company held its extraordinary general meeting of the shareholders (the “2025 EGM”) at which the shareholders voted on the proposal to amend and restate the Company’s memorandum and articles of association (the “Charter”) to allow the Company to extend the date by which it has to consummate a business combination from November 12, 2025 to November 12, 2026 by deleting the Charter in its entirety and substituting it by the adoption of a new amended and restated memorandum and articles of association (the “New Charter”) (the “Extension Amendment Proposal”).

As of October 6, 2025, the record date for the 2025 EGM, there were 8,055,000 ordinary shares outstanding and entitled to vote. At the 2025 EGM, there were 7,113,684 ordinary shares voted by proxy or in person, representing 88.3% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal, and the Company filed the New Charter with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the New Charter effective on October 27, 2025, the Company has up to 24 months from its initial public offering (i.e., until November 12, 2026) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 Class A ordinary shares were redeemed for $59,502,057. Immediately after the redemption, there was approximately $2.9 million remaining in the Trust Account and Sponsor holds approximately 76.4% of the Company’s 2,337,581 outstanding ordinary shares.

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

Overview

We are a blank check company incorporated in the British Virgin Islands on September 3, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On May 23, 2025, the Company entered into the Merger Agreement with PubCo, Merger Sub, and Bioserica. Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence will cease and PubCo will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of the PubCo (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

On September 10, 2025, the Company completed an internal reorganization, pursuant to which Merger Sub became a wholly owned subsidiary of the Company (the “Reorganization”). As part of the Reorganization, PubCo transferred 100% of the issued and outstanding equity of Merger Sub to the Company.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, the Purchaser, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, the Purchaser or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and Purchaser, on the other hand.

On October 27, 2025, at the 2025 EGM, the Company’s shareholders approved a proposal to amend and restate the Company’s then Charter to allow the Company to extend the date by which it has to consummate a business combination from November 12, 2025 to November 12, 2026 by adopting a new amended and restated memorandum and articles of association (the “New Charter”) (the “Extension Amendment Proposal”). In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 Class A ordinary shares were redeemed for $59,502,057. Immediately after the redemption, there was approximately $2.9 million remaining in the Trust Account. Pursuant to the New Charter effective on October 27, 2025, the Company has up to 24 months from its initial public offering (i.e., until November 12, 2026) to consummate an initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2021 (inception) through September 30, 2025 were organizational activities and those necessary to prepare, and consummate, for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had a net income of $480,352, which consisted of general and administrative expenses of $173,955, offset by interest income of $654,307. For the three months ended September 30, 2024, we had net loss of $38,778, all of which consisted of formation and operating expenses.

For the nine months ended September 30, 2025, we had a net income of $1,273,493, which consisted of general and administrative expenses of $674,869, offset by interest income of $1,948,362. For the nine months ended September 30, 2024, we had net loss of $46,778, all of which consisted of formation and operating expenses.

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

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account’), and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. On January 24, 2025, the Company repaid the Promissory Note in full. The Promissory Note was terminated after the repayment. As September 30, 2025, no amount was outstanding under the promissory note with our Sponsor.

As of September 30, 2025, we had marketable securities held in the Trust Account of $62,268,671 (including approximately $1,911,712 of interest income for the nine months ended September 30, 2025) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, the Company had $1,062,632 of cash on hand and working capital of $562,646. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The interim unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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
3.1

Amended and Restated Memorandum and Articles of Association (incorporate by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 27, 2025)

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

A SPAC III ACQUISITION CORP.

Date: November 10, 2025	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)