Form 10-K
period 2025-12-31
ASPAC III Acquisition Corp.
filed 2026-03-04
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $61.5 million.

As of March 4, 2026, 2,337,481 Class A ordinary shares, no par value, and 100 Class B ordinary shares, no par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC III ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

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

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”), and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Business Agreements Subject to Definitive Agreements

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a to-be-formed British Virgin Islands business company and the Company’s its wholly owned subsidiary at a price of $10.00 per share. On May 21, 2025, the HD Group Agreement was terminated by mutual agreement by the Company and HD Group.

On January 24, 2025, the Company entered into an agreement with Bioserica International Limited 禾素國際有限公司, a British Virgin Islands business company (“Bioserica”) (the “Bioserica Agreement”). Bioserica is in the business of researching and developing, manufacturing, marketing and sales of bio-based antimicrobial materials. The Bioserica Agreement is intended to express a mutual indication of interest, reflects additional terms negotiated, and remains subject, in all respect, to the execution of definitive agreements.

Merger Agreement

On May 23, 2025, the Company entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Bioserica, (ii) A SPAC III Mini Acquisition Corp., a British Virgin Islands business company and wholly-owned subsidiary of the Company (the “PubCo”), and (iii) A SPAC III Mini Sub Acquisition Corp., a British Virgin Islands business company formed as a wholly owned subsidiary of PubCo (“Merger Sub”).

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence will cease and PubCo will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of PubCo (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 27, 2025, and incorporated by reference herein.

Concurrently with the execution of the Merger Agreement, Bioserica, PubCo, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, PubCo or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and PubCo, on the other hand.

Reorganization

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

Redemption of public shares and liquidation if no initial business combination

The Company initially had 12 months from the closing of the IPO (or up to 18 months if the Company extends the date by which it has to complete a business combination) to consummate an initial business combination. Currently, as a result of the shareholders’ approval at the 2025 EGM (as defined below), the Company amended and restated its memorandum and articles of association to extend the date by which it has to complete a business combination (the “Combination Period”) to November 12, 2026, or up to 24 months from the IPO. If we are unable to consummate our initial business combination within the time period specified in our amended and restated memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the Combination Period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period specified in our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

We have until November 12, 2026 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account (net of interest that may be used by us to pay our taxes payable and less up to $100,000 of interest to pay for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option) (subject to increase of up to an additional $0.20 per share in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full six months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

Potential Legal and Operational Risks Associated with Acquiring a Company that does Business in China

Although we currently do not have any PRC subsidiary or China operations, certain of our executive officers and directors are located in, or have significant ties to, China, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC. On May 23, 2025, we entered the Merger Agreement with Bioserica, PubCo, and Merger Sub. Bioserica is not an operating company but a BVI holding company with operations primarily conducted by its subsidiaries in China. If we consummate our initial business combination with Bioserica or another target company that is a PRC company, the combined company may face various legal and operational risks and uncertainties after the business combination, including, without limitation, regulatory review of overseas listing of PRC companies, restrictions on foreign ownership in certain industries, regulatory changes in the variable interest entity (the “VIE”) structure, including the validity and enforcement of the agreements in connection with such a VIE structure, if our target company is required to use such VIE structure. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard, or if our PRC target company fails to comply with their rules and regulations. Further, if the PRC target company uses a VIE structure, we will be subject to certain legal and operational risks associated with VIE’s operations in the PRC. Specifically, if the Chinese regulatory authorities disallows the VIE structure in the future, it will likely result in a material change in our financial performance and our results of operations and/or the value of our securities post business combination with a PRC target, which could cause the value of our securities to significantly decline or become worthless. PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations or the combined company’s principal operations in China, significant depreciation of the value of our or the combined company’s securities, or a complete hindrance of our or the combined company’s ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. The PRC government has published policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect us or our potential business combination with a PRC operating business and the business, financial condition, and results of operations of the combined company. Further, due to (i) the risks associated with acquiring and operating a business in the PRC and (ii) the fact that certain of our executive officers and directors are located in or have significant ties to China, it may make a us a less attractive partner to certain potential target businesses, including non-China-based target companies and may also make it more difficult for us to consummate a business combination with a China-based target business.

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

Potential Approvals from the PRC Governmental Authorities for a Business Combination

Our efforts in identifying prospective target businesses will not be limited to a particular industry or country, although we intend to focus on businesses in ESG and material technology sector. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally. Though we currently do not have any PRC subsidiary or China operations, we may consummate our initial business combination with a target with principal operations in China and be subject to certain legal and operational risks associated with its operations in the PRC. On May 23, 2025, we entered the Merger Agreement with Bioserica, PubCo, and Merger Sub. Bioserica is not an operating company but a BVI holding company with operations primarily conducted by its subsidiaries in China.

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

On May 23, 2025, we entered the Merger Agreement with Bioserica, PubCo, and Merger Sub. Bioserica is not an operating company but a BVI holding company with operations primarily conducted by its subsidiaries in China. If we decide to consummate our initial business combination with Bioserica or another target business based in and primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

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

Extensions and Redemptions

On October 27, 2025, at its Extraordinary General Meeting (the “2025 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter “) to, among other things, allow the Company to extend the date by which it has to complete a business combination for an additional 12 months from November 12, 2025 to November 12, 2026. In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 Class A ordinary shares were tendered for redemption. On October 27, 2025, following the shareholder approval, the Company filed the amended and restated memorandum and articles of Association (the “Amended Charter”) with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 24 months from its initial public offering (i.e., until November 12, 2026) to consummate an initial business combination.

U.S. Foreign Investment Regulations

Mr. Claudius Tsang, our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole director of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Mr. Tsang is not a U.S. person, and as of the date hereof, the Sponsor owns approximately 76.4% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Holders of Record

As at March 4, 2026, there were 2,337,481 of our Class A ordinary shares issued and outstanding held by three shareholders of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

At December 31, 2025, the Company had $2,979,936 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

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

Recent Developments

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a then to-be-formed British Virgin Islands business company and the Company’s wholly owned subsidiary (the “PubCo”) at a price of $10.00 per share. On May 21, 2025, the HD Group Agreement was terminated by mutual agreement by the Company and HD Group.

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

On May 23, 2025, the Company entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Bioserica, (ii) PubCo, and (iii) A SPAC III Mini Sub Acquisition Corp., a British Virgin Islands business company formed as a wholly owned subsidiary of PubCo on February 3, 2025 (“Merger Sub”).

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence will cease and PubCo  will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of PubCo (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 27, 2025, and incorporated by reference herein.

Concurrently with the execution of the Merger Agreement, Bioserica, PubCo, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, PubCo or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and PubCo, on the other hand.

On September 10, 2025, the Company completed an internal reorganization, pursuant to which Merger Sub became a wholly owned subsidiary of the Company (the “Reorganization”). As part of the Reorganization, PubCo transferred 100% of the issued and outstanding equity of Merger Sub to the Company.

On October 27, 2025, the Company convened its extraordinary general meeting (the “2025 EGM”) at which the shareholders voted pursuant to the definitive proxy statement, filed by the Company with the Securities and Exchange Commission on October 10, 2025 and mailed by the Company to its shareholders on or about October 10, 2025.

As of October 6, 2025, the record date for the 2025 EGM, there were 8,055,000 ordinary shares outstanding and entitled to vote. At the 2025 EGM, there were 7,113,684 ordinary shares voted by proxy or in person, representing 88.31% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal, and the Company filed the amended and restated memorandum and articles of Association (the “Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Amended Charter which is effective on October 27, 2025, the Company has up to 24 months from its initial public offering (i.e., until November 12, 2026) to consummate an initial business combination. The Amended Charter was filed as an exhibit to the Current Report on Form 8-K, filed on October 27, 2025.

In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 additional Class A ordinary shares were redeemed for $59,502,058. Immediately after the redemption, there was approximately $2.9 million remaining in the Trust Account and Sponsor holds approximately 76.4% of the Company’s 2,337,581 outstanding ordinary shares.

On October 25, 2025, the Sponsor entered into an assignment of economic interest agreement (the “Assignment of Economic Interest Agreement”) with an unaffiliated third party. In exchange for such third party agreeing to vote 621,084 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to allow the Company to extend the date by which it has to consummate a business combination for an additional twelve (12) months from November 12, 2025 to November 12, 2026 (the “Charter Amendment Proposal”), the Sponsor agreed to transfer to such third party or third parties an aggregate of 100,000 shares of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial business combination.

On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares (the “Share Exchange”). The 1,499,900 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the Prospectus.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2025 were organizational activities and those necessary to prepare for the IPO, and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had net income of $1,343,931 which consisted of general and administrative expenses of $827,300, offset by total interest income from our bank account and investments in Trust Account of $2,171,231

For the year ended December 31, 2024, we had net loss of $226,383, which consisted of general and administrative expenses of $587,106, offset by total interest income from our bank account and investments in Trust Account of $360,723.

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

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in the Trust Account, and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. On January 24, 2025, the Company repaid the Promissory Note in full. As of December 31, 2025, no amount was outstanding under the promissory note with our Sponsor.

As of December 31, 2025, we had marketable securities held in the Trust Account of $2,979,936 (including approximately $2,171,231 of interest income for the year ended December 31, 2025) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of December 31, 2025, the Company had $871,350 of cash on hand and working capital of $419,761.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2025 and 2024, no borrowing was outstanding under the Working Capital Loan.

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

In addition, if the Company is unable to complete a business combination 24 months from the closing of the IPO, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Underwriting Agreement

Pursuant to the underwriting agreement entered into on November 8, 2024, we issued to Maxim 247,500 Class A ordinary shares at the closing of the IPO (such Class A ordinary shares issued to the underwriter, the “Representative Shares”). As a result of the underwriter’s partial exercise of the over-allotment option on November 15, 2024, an additional 22,500 Representative Shares were issued to the underwriter. Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Merger Agreement

On May 23, 2025, the Company entered into the Merger Agreement with (i) Bioserica, (ii) PubCo, and (iii) Merger Sub.

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence will cease and PubCo will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of PubCo (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, PubCo, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, PubCo or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and PubCo, on the other hand.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 6,000,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes, if any.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2025:

Name	Age	Position
Claudius Tsang	49	Chief Executive Officer, Chief Financial Officer and Chairman
Xiangge Liu	59	Independent Director
Wong Yi Dung Eden	55	Independent Director
Pang Wai Yuen Marvin	60	Independent Director

Mr. Claudius Tsang has served as our Chief Executive Officer since September 2021, and as our Chief Financial Officer and Chairman of our Board of Directors since July 2024. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since August 2025, Mr. Tsang has been an advisor of BEST SPAC I Acquisition Corp.  Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to May 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chief Financial Officer and Chairman of A Paradise Acquisition Corp. He previously served as the Chief Executive Officer of JVSPAC Acquisition Corp. from April 2021 to June 2021 and served as its Chief Financial Officer from June 2021 until it closed its business combination with Hotel101 Global Pte Ltd in June 2025.  Mr. Tsang has served, from April 2021, as the Chief Executive Officer, and from July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp, until it closed its business combination with NewGenIvf Group Limited in April 2024. He has served as the Chief Financial Officer of A SPAC II Acquisition Corp from July 2021 to July 2025. He served as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp from February 2022 and March 2022, respectively, until the company’s dissolution in February 2025. From February 2024 to July 2024, Mr. Tsang served as a director of International Media Acquisition Corp. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

Mr. Xiangge Liu became our Independent Director on November 8, 2024. Mr. Liu has over 25 years of extensive experience in private equity, project finance and advisory services. Since December 2024, Mr. Liu has served as the Chief Executive Officer, Chief Financial Officer and Chairman of both BEST SPAC I Acquisition Corp. and BEST SPAC II Acquisition Corp. Since September 2024, Mr. Liu has served as an independent director for Qifu Technology Inc, a Credit-Tech platform in China. Since 2022, Mr. Liu has served as an advisor to Homaer Capital, a financial services company, where he advised on strategic overseas investment opportunities. From 2011 to 2021, Mr. Liu served as the Managing Director and Responsible Officer of RRJ Management (HK), a licensed corporation under the Securities and Futures Ordinance of Hong Kong to carry out Type 1 (dealing in securities) and Type 4 (advising on securities) regulated activities, as the sub-adviser to RRJ Capital II Ltd, and general partner of RRJ Capital Master Fund, which focuses on equity investments. From 2016 to 2018, Mr. Liu served as the Non-Executive Board Director for China Logistics Property Holdings Co Ltd, an investment holding company listed in Hong Kong with its subsidiaries principally engaged in manufacture and sales of premium logistics facilities. From 2010 to 2011, Mr. Liu served as senior vice-president and head of risk management at CIAM Group Limited, an investment management company of CITIC Group Corporation where he oversaw investment operations and portfolio management. From 2008 to 2010, Mr. Liu served as managing director at Dingyi Venture Capital (HK) Limited, an investment company, and was responsible for overseeing its investment operations. From 2007 to 2008, Mr. Liu served as the Director in Project Finance and Advisory for Societe Generale Asia Limited. Mr. Liu obtained a master’s degree in business administration from Boston University in 1999 and a bachelor’s degree in finance from Beijing Foreign Studies University in 1989. We believe that Mr. Liu is qualified to serve on our board of directors based on his private equity, project finance & advisory expertise.

Mr. Wong Yi Dung Eden became our Independent Director on November 8, 2024. Since August 2024, Mr. Wong has served as the Co-Founder and Managing Partner of KEC Capital Company Limited, and is responsible for the strategic management of the company, developing relationship with key stakeholders and overseeing the company’s internal control. Since 2019, Mr. Wong has held various positions at the Greater China Division of CPA Australia, including Divisional President from January 2022 to December 2022, Deputy Divisional President from 2020 to 2021, and Chairman of the Financial Services Committee from 2019 to 2022. He is currently serving as Honorary advisor since November 2025. From November 2018 to April 2024, Mr. Wong has served as Chairman of ViiPark Financial Holdings Co Limited. During his tenure, he was responsible for overseeing the strategic management of the company, and monitoring and improving corporate governance. From November 2010 to October 2018, Mr. Wong served as the Founder, Managing Director and Responsible Officer of East Pak Investment Management Co Limited. He was responsible for managing a Cayman Island-incorporated fund that focuses on investment in the Greater China market. He was also involved in daily management, sourcing and the analysis of investment opportunities in listed equities, fixed income, private equities and credit markets. From 2006 to 2010, Mr. Wong served as an Executive Director at Goldman Sachs, in the Investment Management Division and the Fixed Income, Currencies and Commodities Division. From 2004 to 2006, Mr. Wong served as a Director of the Fixed Income Division at Credit Suisse (Hong Kong). From 2000 to 2004, Mr. Wong served as the Director of Debt Research at ING Bank N.V. (Hong Kong). Mr. Wong began his career at HSBC (Hong Kong) where he served as a Credit Research Analyst, Corporate Relationship Manager and Executive Trainee from 1991 to 1998. Mr. Wong obtained his master’s degree in business administration from the University of Chicago in 2016. He obtained his Bachelor of Laws from University of London and Bachelor of Commerce from University of Melbourne in 2005 and 1991 respectively. Mr. Wong has been a Fellow Member at CPA (Australia) since 2017. We believe that Mr. Wong is qualified to serve on our board of directors based on his leadership experience in the finance and investment management space, having founded and managed multiple investment firms and serving in senior roles at various financial institutions.

Mr. Pang Wai Yuen Marvin became our Independent Director on November 8, 2024. From December 2022 to June 2025, Mr. Pang served as the Director of Corporate Finance at iFree Group (HK) Limited, where he led the corporate finance efforts of Trollee — the group’s smart retail technology division. In this previous role, he analyzed and advised on global capital market opportunities and ascertained various exit options for the company. From 2018 to 2021, Mr. Pang served as Managing Director — Head of Equities at Shenwan Hongyuan Securities (HK) Ltd. where he managed the overall institutional equity business of the group outside mainland China. During his tenure, he also spearheaded the ECM & syndication efforts for the H-share IPO of Shenwan Hongyuan Group Ltd (6806.HK), and led the D-share IPO effort of Qingdao Haier (600690.CH), the first time such shares of a Chinese company was listed on the China Europe International Exchange D-Share market of the Frankfurt Stock Exchange. From 2016 to 2018, Mr. Pang served as Managing Director — Head of Equity Capital Markets at Central China International Capital Limited where he set up and led the ECM department and was involved in arranging the investment by a major cornerstone investor in the Zhongyuan Bank Co Ltd (1216.HK) IPO. From 2012 to 2014, Mr. Pang served as the Head of the Hong Kong Office for Itau Asia Securities Limited, the Hong Kong SFC-regulated entity of Itau Unibanco, one of the largest banks in the Latin American region. He was responsible for expanding the firm’s business from a Brazilian focus targeting Chinese clients and diversifying it to a Latin American focus targeting a wider Asian client base. From 2008 to 2010, Mr. Pang was the Head of Equity Sales — China & HK for HSBC Global Markets, where he successfully led the Asian tranche of the US$12 billion follow-on offering of Vale of Brazil in 2008. He was also involved in the IPO of L’Occitane (973.HK), the first French company to list in Hong Kong. From 2005 to 2008, Mr. Pang served as Executive Director — HK & China Equity Sales at BOCI Securities Ltd. From 1998 to 2000, and from 2001 to 2005, Mr. Pang was the Head of Institutional Equity Sales at Core Pacific-Yamaichi International (H.K.) Ltd. From 1988 to 2001, Mr. Pang served at various companies, including Chase Manhattan Investment Management HK, Sanyo Securities HK, Daiwa Securities Canada, RBC Dominion Securities Canada, Dresdner Kleinwort Benson Securities Asia and SBI E2 Capital Securities. Mr. Pang obtained a Master of Business Administration (Finance) from the University of Stirling in 1988. He has been a Chartered Financial Analyst since 1996. In 2009, he was voted as the number-one ranked hedge fund salesperson in the Asiamoney Brokers Poll.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as disclosed and as described under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2025 as the Company does not have any underlying business or employees, relying on reports and written approvals as required.

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

Nominating Committee

We have established a nominating committee of the Board of Directors consisting of Mr. Wong Yi Dung Eden, Mr. Pang Wai Yuen Marvin and Mr. Xiangge Liu, each of whom is an independent director under the NASDAQ listing standards. Mr. Pang Wai Yuen Marvin serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. The Nominating Committee did not meet during 2025.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2025.

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

Our Sponsor and its affiliates(s) as well as our directors and officers presently have, and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, because our management team has experience in identifying and executing multiple acquisition opportunities simultaneously.

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

You should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers”.

●	Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares, Representative’s Shares and public shares in connection with the consummation of our initial business combination. Additionally, Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 24 months after the closing of. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares and rights will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our Sponsor until after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and rights following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	If an initial business combination is not completed, the Company will be required to liquidate. In such event, (i) 1,500,000 Class B ordinary shares held by the Sponsor, for an aggregate purchase price of approximately $0.017, or $25,000 in the aggregate, and (ii) all 285,000 Private Placement Units, for an aggregate purchase price of $10.00 per units, or $2,850,000 in the aggregate, will be worthless because the Sponsor is not entitled to participate in any redemption of distribution from the Trust Account with respect to such securities. The Sponsor, its affiliates, or promoters, and members of our management team waived their redemption rights and liquidation rights in connection with the purchase of the Founder Shares and the Private Placement Units and no other consideration was paid for such agreement. Since our Sponsor, its affiliates and promoters, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our Sponsor intends to transfer an aggregate of 60,000 of its Founder Shares, or 20,000 each to our three independent directors, at the consummation of an initial business combination. Accordingly, if we do not complete our initial business combination, such Founder Shares will expire worthless.

●	The Sponsor may make loans from time to time to the Company to fund certain capital requirements. If our Sponsor makes any working capital loans, up to $1,150,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Since we will not repay such loans if we do not complete a business combination, a conflict of interest may arise.

The conflicts described above may not be resolved in our favor.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity(1)	Entity’s Business	Affiliation
Claudius Tsang	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	Elegant Technology Limited	Holding Company	Director
	Unity Group Holdings International Limited.	ESG	Non-executive director
	A Paradise Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
	A SPAC (Holdings) Group Corp.	SPAC	Director
	BEST SPAC I Acquisition Corp.	SPAC	Advisor
	A SPAC IV (Holdings) Corp.	SPAC	Director
	A SPAC (Asia) Holdings Corp.	SPAC	Director
	A SPAC III (Holdings) Corp.	SPAC	Director
	THAVL Limited	Holding Company	Director
	BEST SPAC II (Holdings) Corp.	SPAC	Director
	A SPAC V (Holdings) Corp.	SPAC	Director
	A SPAC VI (Holdings) Corp.	SPAC	Director
	A Paradise II Acquisition Corp.	SPAC	Director
	A Paradise III Acquisition Corp.	SPAC	Director
Xiangge Liu	Homaer Capital	Financial Services	Advisor
	Qifu Technology Inc	Financial Services	Independent Director
	BEST SPAC I Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
	BEST SPAC II Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
Wong Yi Dung Eden	KEC Capital Company Limited	Finance	Co-Founder, Managing Partner

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 4, 2026 the number of Ordinary Shares, including both Class A and Class B Ordinary Shares, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the conversion of private placement rights, as the private placement rights are not convertible within 60 days of March 4, 2026.

The beneficial ownership of our ordinary shares is based on an aggregate of 2,337,581 ordinary shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

		Approximate
	Amount	Percentage
	and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
A SPAC III (Holdings) Corp.(2)	1,785,000	76.4%
Claudius Tsang(2)	1,785,000	—
Xiangge Liu(3)	—	—
Wong Yi Dung Eden(3)	—	—
Pang Wai Yuen Marvin(3)	—	—
All directors and executive officers (4 individuals) and the Sponsor as a group	1,785,000	76.4%
Polar Asset Management Partners Inc.(4)	340,000	14.5%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o A SPAC III Acquisition Corp. is The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong.

(2)	Mr. Tsang has voting and dispositive power over our securities held by the Sponsor.

(3)	A SPAC III (Holdings) Corp intends to transfer 20,000 shares to each of the independent non-executive directors at the consummation of an initial business combination.

(4)	According to a Schedule 13G filed on February 14, 2025 by Polar Asset Management Partners Inc., an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission, whose principal business address is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

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

On October 25, 2025, the Sponsor entered into the Assignment of Economic Interest Agreement with an unaffiliated third party. In exchange for such third party agreeing to vote 621,084 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the Charter Amendment Proposal, the Sponsor agreed to transfer to such third party or third parties an aggregate of 100,000 shares of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial business combination.

As of December 31, 2025, there were 1,500,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.0.017 per share.

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

Promissory Note — Related Party

Prior to the IPO, our Sponsor has agreed to loan us up to $350,000 to be used for a portion of the expenses of this offering (the “Promissory Note”). The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of December 31, 2025, there was nil outstanding balance under the Promissory Note..

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

As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WWC, P.C. (“WWC”), has acted as our principal independent registered public accounting firm for our financial statements for the years ended December 31, 2025, and 2024. The following is a summary of fees paid or to be paid to WWC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC in connection with regulatory filings. The aggregate fees billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the year ended December 31, 2025 and 2024 totaled $75,000 and $48,000, respectively.

Audit-Related Fees.  We did not pay WWC for consultations concerning financial accounting and reporting standards during the year ending December 31, 2025, and 2024.

Tax Fees. We did not pay WWC for tax planning and tax advice for the year ending December 31, 2025, and 2024.

All Other Fees. We did not pay WWC for other services for the year ending December 31, 2025, and 2024.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 8, 2024, by and between the Company and Maxim (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024).

2.1	Merger Agreement dated May 23, 2025 by and among A SPAC III Acquisition Corp., A SPAC III Mini Acquisition Corp., A SPAC III Mini Sub Acquisition Corp. and Bioserica International Limited. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2025)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 27, 2025)

4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024)

4.2	Specimen Class A Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 1, 2024)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 1, 2024).

4.4	Rights Agreement, dated November 8, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025)

10.1	Letter Agreements, dated November 8, 2024, by and between the Company’s officers, directors, shareholders and A SPAC III (Holdings) Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 15, 2021).

10.2	Investment Management Trust Agreement, dated November 8, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024).

10.3	A Registration Rights Agreement, dated November 8, 2024, by and among the Company and the initial shareholders of the Company. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)

10.4	A Private Placement Unit Purchase Agreement, dated November 8, 2024, by and between the Company and A SPAC III (Holdings) Corp. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024).

10.5	Indemnity Agreement, dated November 8, 2024, by and between the Company’s officers, directors, shareholders and A SPAC III (Holdings) Corp. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 1, 2024).

99.4	Clawback Policy (incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC III ACQUISITION CORP.

Dated: March 4, 2026	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Claudius Tsang	Chief Executive Officer, Chief Financial Officer and Chairman	March 4, 2026
Claudius Tsang	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Pang Wai Yuen Marvin	Independent Director	March 4, 2026
Pang Wai Yuen Marvin

/s/ Wong Yi Dung Eden	Independent Director	March 4, 2026
Wong Yi Dung Eden

/s/ Xiangge Liu	Independent Director	March 4, 2026
Xiangge Liu

A SPAC III ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of A SPAC III Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of A SPAC III Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before November 12, 2026. If a business combination is not consummated by this date or an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, California

March 4, 2026

A SPAC III ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	As of December 31,
	2025	2024
Assets
Cash	$871,350	$1,598,890
Due from related party	—	2,576
Prepaid expenses	84,366	116,733
Total current assets	955,716	1,718,199

Investments held in trust account	2,979,936	60,356,959
Total Assets	$3,935,652	$62,075,158

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$535,955	$241,113
Promissory note - related party	—	276,221
Total current liabilities	535,955	517,334

Total Liabilities	535,955	517,334

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 100,000,000 shares authorized; 282,581 shares issued and outstanding at redemption value of $10.55 per share and 6,000,000 shares issued and outstanding at redemption value of $9.62 as of December 31, 2025 and 2024, respectively	2,979,936	57,694,432

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 555,000 shares issued and outstanding (excluding 282,581 shares and 6,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,500,000 shares issued and outstanding as of December 31, 2025 and 2024(1) (2)	—	—
Additional paid-in capital	—	4,255,351
Retained earnings (accumulated deficit)	419,761	(391,959)
Total shareholders’ equity	419,761	3,863,392
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity	$3,935,652	$62,075,158

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

A SPAC III ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the years ended December 31,
	2025	2024

General and administrative expenses	$213,529	$152,368
Legal and professional expenses	613,771	434,738
Loss from operations	(827,300)	(587,106)
Other income:
Interest income	2,171,231	360,723
Income (loss) before tax expense	1,343,931	(226,383)
Tax expense	—	—
Net income (loss)	$1,343,931	$(226,383)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,981,829	793,716
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.47	$0.50
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1) (2)	2,055,000	1,645,704
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.49)	$(0.38)

(1)	Excludes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

A SPAC III ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary shares				Additional	(Accumulated deficit)	Total
	Class A		Class B		paid-in	retained	shareholders’
	Shares	Amount	Shares(1) (2)	Amount	capital	earnings	equity
Balance as of January 1, 2025	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(2,125,035)	—	(2,125,035)
Accretion of carrying value to redemption value	—	—	—	—	(2,130,316)	(532,211)	(2,662,527)
Net income	—	—	—	—	—	1,343,931	1,343,931
Balance as of December 31, 2025	555,000	$—	1,500,000	$—	$—	$419,761	$419,761

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares(1) (2)	Amount	capital	deficit	equity
Balance as of January 1, 2024	—	$—	1,581,250	$—	$25,000	$(165,576)	$(140,576)
Issuance of Private Placement Units	285,000	—	—	—	2,850,000	—	2,850,000
Issuance of representative shares	270,000	—	—	—	675,000	—	675,000
Issuance of Public Rights, net of issuance cost	—	—	—	—	1,401,595	—	1,401,595
Forfeiture of Class B ordinary shares	—	—	(81,250)	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(356,959)	—	(356,959)
Accretion of carrying value to redemption value	—	—	—	—	(339,285)	—	(339,285)
Net loss	—	—	—	—	—	(226,383)	(226,383)
Balance as of December 31, 2024	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration on November 19, 2024.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

A SPAC III ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the years ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,343,931	$(226,383)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(2,125,035)	(356,959)
Changes in operating assets and liabilities:
Prepaid expenses	32,367	(116,733)
Due from related party	2,576	—
Accounts payable and accrued expenses	294,842	226,188
Net Cash Used in Operating Activities	(451,319)	(473,887)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay public shareholder redemptions	59,502,058	—
Purchase of investment held in Trust Account	—	(60,000,000)
Net Cash Provided by (Used in) Investing Activities	59,502,058	(60,000,000)

Cash Flows from Financing Activities:
Payment of public shareholder redemptions	(59,502,058)	—
Proceeds from sale of public units	—	60,000,000
Proceeds from sale of private placement units	—	2,850,000
Proceeds from issuance of promissory note to related party	—	150,570
Payment of underwriter commissions	—	(600,000)
Payment of offering costs	—	(325,217)
Repayment of promissory note - related party	(276,221)	—
Advance to a related party	—	(2,576)
Net Cash (Used In) Provided by Financing Activities	(59,778,279)	62,072,777

Net Change in Cash	(727,540)	1,598,890

Cash, Beginning of Year	1,598,890	—
Cash, End of Year	$871,350	$1,598,890

Supplemental Disclosure of Cash Flow Information:
Initial classification of ordinary shares subject to redemption	$—	$56,998,188
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$4,787,562	$696,244
Deferred offering costs paid via promissory note - related party	$—	$88,867

The accompanying notes are an integral part of these consolidated financial statements.

A SPAC III ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through December 31, 2025 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and the negotiation with the potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim Group LLC (“Maxim”), the representative of underwriters, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $675,000. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial business combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, Maxim (and its designees) has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within 24 months of the closing of the IPO.

A total of $60,000,000 ($10.00 per Unit) of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 12, 2024 and November 19, 2024, was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

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

The Company initially had 12 months from the closing of the IPO (or up to 18 months if the Company extends the date by which it has to complete a business combination) to consummate a Business Combination. Currently, as a result of the shareholders’ approval at the 2025 EGM (as defined below), the Company amended and restated its Charter to extend the date by which it has to complete a business combination (the “Combination Period”) to November 12, 2026, or up to 24 months from the IPO. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Agreements

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The Agreement is intended to express a mutual indication of interest, and remains subject, in all respect, to the execution of definitive agreements. Pursuant to the terms of the Agreement, the aggregate consideration to be paid to existing shareholders of HD Group is $300,000,000, which will be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a then to-be-formed British Virgin Islands business company and the Company’s its wholly owned subsidiary (the “PubCo”) at a price of $10.00 per share. On May 21, 2025, the HD Group Agreement was terminated by mutual agreement by the Company and HD Group.

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

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence will cease and PubCo will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of PubCo (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, PubCo, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, PubCo or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and PubCo, on the other hand.

Extensions and Redemptions

On October 27, 2025, at its Extraordinary General Meeting (the “2025 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter “) to, among other things, allow the Company to extend the date by which it has to complete a business combination for an additional 12 months from November 12, 2025 to November 12, 2026. In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 Class A ordinary shares were tendered for redemption. On October 27, 2025, following the shareholder approval, the Company filed the amended and restated memorandum and articles of Association (the “Amended Charter”) with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 24 months from its initial public offering (i.e., until November 12, 2026) to consummate an initial business combination.

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

In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 Class A ordinary shares were redeemed for $59,502,058. Immediately after the redemption, there was approximately $2.9 million remaining in the Trust Account and Sponsor holds approximately 76.4% of the Company’s 2,337,581 outstanding ordinary shares.

Going Concern Consideration

As of December 31, 2025, the Company had $871,350 in cash and working capital of $419,761.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $350,000 under the Note (see Note 5), which was subsequently repaid in full on January 24, 2025. Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination.

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

The Company has until November 12, 2026 to consummate the initial Business Combination (assuming no extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 12, 2026. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the liquidation, should a business combination not occur, and potential subsequent dissolution, as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 12, 2026.

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

As a result of these circumstances and the ongoing Venezuela, Russia/Belarus/Ukraine, Hamas/Iran/Lebanon/Israel in the Middle Eastern countries conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $871,350 and $1,598,890 in cash and cash equivalents as of December 31, 2025 and 2024, respectively.

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

During the year ended December 31, 2025, there were no additional deposits made and with interest earned from the Trust Account amounted to $2,125,035. There were $59,502,058 withdrawals made by the public shareholders in connection with the shareholders’ vote for term extension at the 2025 EGM during the year ended December 31, 2025. As of December 31, 2025 and 2024, investments held in Trust Account were $2,979,936 and $60,356,959, respectively.

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

Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	2,125,035
Accretion of carrying value to redemption value	2,662,527
Subtract:
Payment to redeemed shareholders	(59,502,058)
Class A ordinary shares subject to possible redemption – December 31, 2025	2,979,936

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the years ended December 31,
	2025	2024
Net income (loss)	$1,343,931	$(226,383)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(2,125,035)	(356,959)
Accretion of ordinary shares to redemption value	(2,662,527)	(339,285)
Net loss including accretion of ordinary shares to redemption value	$(3,443,631)	$(922,627)

	For the years ended December 31,
	2025		2024
	Redeemable Class A ordinary shares	Non-redeemable Class A and Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class A and Class B ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(2,437,970)	$(1,005,661)	$(300,195)	$(622,432)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	2,125,035	—	356,959	—
Accretion of ordinary shares subject to possible redemption to redemption value	2,662,527	—	339,285	—
Allocation of net income (loss)	2,349,592	(1,005,661)	396,049	(622,432)

Denominator:
Basic and diluted weighted average shares outstanding	4,981,829	2,055,000	793,716	1,645,704
Basic and diluted net income (loss) per ordinary share	$0.47	$(0.49)	0.50	$(0.38)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides guidance on the measurement of credit losses for accounts receivable and contract assets. The standard aims to improve the accuracy of credit loss estimates by requiring entities to consider historical loss experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-05 on its financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025 and did not have a significant impact.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

On October 25, 2025, the Sponsor entered into the Assignment of Economic Interest Agreement with an unaffiliated third party. In exchange for such third party agreeing to vote 621,084 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the Charter Amendment Proposal, the Sponsor agreed to transfer to such third party or third parties an aggregate of 100,000 shares of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial business combination.

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

Promissory Note — Related Party

On September 10, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000 (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of December 31, 2025 and 2024, there were nil and $276,221 outstanding under the Promissory Note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

Merger Agreement

On May 23, 2025, the Company entered into the Merger Agreement with (i) Bioserica, (ii) PubCo, and (iii) Merger Sub.

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence will cease and the PubCo will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) the Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of the PubCo (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to Closing).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, Bioserica, PubCo, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which such the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, PubCo or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and PubCo, on the other hand.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of December 31, 2025 and 2024, there were 555,000 Class A ordinary shares outstanding, excluding 282,581 and 6,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary share were forfeited for no consideration. As of December 31, 2025 and 2024, there were 1,500,000 Class B ordinary shares issued and outstanding.

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

Rights — As of December 31, 2025 and 2024, there were 282,581 and 6,000,000 rights issued and outstanding respectively. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$2,979,936	$2,979,936	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$60,356,959	$60,356,959	—	—

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying consolidated financial statements.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the years ended December 31,
	2025	2024
General and administrative and legal and professional expenses	$827,300	587,106
Interest earned on investments held in Trust Account	$2,125,035	356,959

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

Note 10 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares (the “Share Exchange”). The 1,499,900 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination.

Following the Share Exchange, there are 2,337,481 Class A Shares and 100 Class B Shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 76.4% of the Company’s outstanding Class A Shares.

Other than the share exchange described above, the Company did not identify any subsequent events that required adjustment to or disclosure in the consolidated financial statements.