Form 10-Q
period 2026-03-31
ASPAC III Acquisition Corp.
filed 2026-05-08
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 8, 2026, 2,337,481 Class A ordinary shares and 100 Class B ordinary shares were issued and outstanding.

A SPAC III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2024 (the “Prospectus”) and any updates to those risk factors in the most recent Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Information

A SPAC III ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash	$670,328	$871,350
Other receivable	85,000	—
Prepaid expenses	122,912	84,366
Total current assets	878,240	955,716

Investments held in trust account	3,006,138	2,979,936
Total Assets	$3,884,378	$3,935,652

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$598,669	$535,955
Total current liabilities	598,669	535,955

Total Liabilities	598,669	535,955

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 100,000,000 shares authorized; 282,581 shares issued and outstanding at redemption value of $10.64 per share and 282,581 shares issued and outstanding at redemption value of $10.55 per share as of March 31, 2026 and December 31, 2025, respectively	3,006,138	2,979,936

Shareholders’ Equity:
Preferred shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 2,054,900 shares and 555,000 shares issued and outstanding (excluding 282,581 shares and 282,581 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 100 shares and 1,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (1)(2)	—	—
Additional paid-in capital	—	—
Retained earnings	279,571	419,761
Total shareholders’ equity	279,571	419,761
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity	$3,884,378	$3,935,652

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 B ordinary shares were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$53,780	$68,384
Legal and professional expenses	93,400	165,494
Loss from operations	(147,180)	(233,878)
Other income:
Interest income	33,192	647,080
(Loss) income before tax expense	(113,988)	413,202
Tax expense	—	—
Net (loss) income	$(113,988)	$413,202

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	282,581	6,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.11
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)(2)	2,055,000	2,055,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.06)	$(0.12)

(1)	Excludes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Retained	shareholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 1, 2026	555,000	$—	1,500,000	$—	$—	$419,761	$419,761
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	(26,202)	(26,202)
Net loss	—	—	—	—	—	(113,988)	(113,988)
Share exchange	1,499,900	—	(1,499,900)	—	—	—	—
Balance as of March 31, 2026	2,054,900	$—	100	$—	$—	$279,571	$279,571

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary shares				Additional	(Accumulated deficit)	Total
	Class A		Class B		paid-in	retained	shareholders’
	Shares	Amount	Shares (1)(2)	Amount	capital	earnings	equity
Balance as of January 1, 2025	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(632,037)	—	(632,037)
Accretion of carrying value to redemption value	—	—	—	—	(740,453)	—	(740,453)
Net income	—	—	—	—	—	413,202	413,202
Balance as of March 31, 2025	555,000	$—	1,500,000	$—	$2,882,861	$21,243	$2,904,104

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 B ordinary shares were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(113,988)	$413,202
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(26,202)	(632,037)
Changes in operating assets and liabilities:
Prepaid expenses	(38,546)	(24,392)
Due from related party	—	2,576
Other receivable	(85,000)	—
Accounts payable and accrued expenses	62,714	37,592
Net Cash Used in Operating Activities	(201,022)	(203,059)

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of promissory note - related party	—	(276,221)
Net Cash Used in Financing Activities	—	(276,221)

Net Change in Cash	(201,022)	(479,280)
Cash, Beginning of the Period	871,350	1,598,890
Cash, End of the Period	$670,328	$1,119,610

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$—	$740,453

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

As of March 31, 2026, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through March 31, 2026 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and the negotiation with the potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In connection with the IPO and issuance and sales of the Over-Allotment Option Units, the Company issued to Maxim Group LLC, (“Maxim”), the representative of underwriters, an aggregate of 270,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $675,000. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial business combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, Maxim (and its designees) has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period (defined below).

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

The underwriters, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Private Placement Shares (as defined in Note 4), Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 6) and any public shares they may hold in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares, Founder Shares and Representative Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Private Placement Shares, Founder Shares and Representative Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Extensions and Redemptions

On October 27, 2025, at its Extraordinary General Meeting (the “2025 EGM”), the Company’s shareholders approved a proposal (the “Extension Amendment Proposal”) to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter”) to, among other things, allow the Company to extend the date by which it has to complete a business combination for an additional 12 months from November 12, 2025 to November 12, 2026. As of October 6, 2025, the record date for the 2025 EGM, there were 8,055,000 ordinary shares outstanding and entitled to vote. At the 2025 EGM, there were 7,113,684 ordinary shares voted by proxy or in person, representing 88.3% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. On October 27, 2025, following the shareholder approval, the Company filed the amended and restated memorandum and articles of Association (the “Amended Charter”) with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 24 months from its initial public offering (i.e., until November 12, 2026) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 Class A ordinary shares were redeemed for $59,502,058. Immediately after the redemption, there was approximately $2.9 million remaining in the Trust Account and Sponsor holds approximately 76.4% of the Company’s 2,337,581 outstanding ordinary shares.

Share Exchange

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

Going Concern Consideration

As of March 31, 2026, the Company had $670,328 in cash and working capital of $279,571. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $350,000 under the Note (see Note 5), which was subsequently repaid in full on January 24, 2025. Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination.

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

The Company has until November 12, 2026 to consummate the initial Business Combination (assuming no further extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 12, 2026. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the Combination Period. Management has determined that the liquidation, should a business combination not occur, and potential subsequent dissolution, as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 12, 2026.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K as filed with the SEC on March 4, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $670,328 and $871,350 in cash and none in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, investments held in Trust Account were $3,006,138 and $2,979,936, respectively.

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

Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	2,125,035
Accretion of carrying value to redemption value	2,662,527
Subtract:
Payment to redeemed shareholders	(59,502,058)
Class A ordinary shares subject to possible redemption – December 31, 2025	2,979,936
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	26,202
Accretion of carrying value to redemption value	—
Class A ordinary shares subject to possible redemption – March 31, 2026	$3,006,138

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(113,988)	$413,202
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(26,202)	(632,037)
Accretion of ordinary shares to redemption value	—	(740,453)
Net loss including accretion of ordinary shares to redemption value	$(140,190)	$(959,288)

	For the Three Months Ended March 31，
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(16,946)	$(123,244)	$(714,552)	$(244,736)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	26,202	—	632,037	—
Accretion of ordinary shares subject to possible redemption to redemption value	—	—	740,453	—
Allocation of net income (loss)	9,256	(123,244)	657,938	(244,736)

Denominator:
Basic and diluted weighted average shares outstanding	282,581	2,055,000	6,000,000	2,055,000
Basic and diluted net income (loss) per ordinary share	$0.03	$(0.06)	$0.11	$(0.12)

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

As the rights issued upon the closing of the IPO and sale of private placement units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for the public companies. Early adoption is permitted. The Company early adopted ASU 2023-09 on January 1, 2025 and did not have a significant impact.

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

On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares (the “Share Exchange”). The 1,499,900 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. Following the Share Exchange, there were 2,337,481 Class A Shares and 100 Class B Shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 76.4% of the Company’s outstanding Class A Shares.

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

Promissory Note — Related Party

On September 10, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000 (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of March 31, 2026 and December 31, 2025, there was nil outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Pursuant to the underwriting agreement entered into on November 8, 2024, the underwriter was paid $600,000 for the underwriter’s commissions (including for the partial exercise of over-allotment option), upon the closing of the IPO and the sale of the Over-Allotment Option Units. Additionally, the Company issued to the underwriter an aggregate of 270,000 Class A ordinary shares including 22,500 shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of March 31, 2026 and December 31, 2025, there were 2,054,900 and 555,000 Class A ordinary shares outstanding, excluding 282,581 and 282,581 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration. On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares (the “Share Exchange”). The 1,499,900 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. Following the Share Exchange, there were 2,337,481 Class A Shares and 100 Class B Shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 76.4% of the Company’s outstanding Class A Shares. As of March 31, 2026 and December 31, 2025, there were 100 and 1,500,000 Class B ordinary shares issued and outstanding, respectively.

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

Rights — As of March 31, 2026 and December 31, 2025, there were 5,989,918 and 5,986,643 rights issued and outstanding, respectively. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of March 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$3,006,138	$3,006,138	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$2,979,936	$2,979,936	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$53,780	$68,384
Legal and professional expenses	$93,400	$165,494
Interest earned on investments held in Trust Account	$26,202	$632,037

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses, legal and professional expenses, and interest earned on investments held in Trust Account. General and administrative expenses include insurance expenses, Nasdaq listing expenses, trust service expenses, auditing expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations. The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement.

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

Overview

We are a blank check company incorporated in the British Virgin Islands on September 3, 2021 as a business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO, the private placement of the Private Placement Units and the sale of our securities in connection with our initial Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from September 3, 2021 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the IPO and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net loss of $113,988, which consisted of general and administrative expenses of $53,780 and legal and professional expenses of $93,400, offset by interest income of $33,192. For the three months ended March 31, 2025, we had a net income of $413,202, which consisted of interest income of $647,080, partially offset by general and administrative expenses of $68,384 and legal and professional expenses of $165,494.

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

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in the Trust Account, and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. On January 24, 2025, the Company repaid the Promissory Note in full. As March 31, 2026, no amount was outstanding under the promissory note with our Sponsor.

As of March 31, 2026, we had marketable securities held in the Trust Account of $3,006,138 (including approximately $26,202 of interest income for the three months ended March 31, 2026) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of March 31, 2026, the Company had $670,328 of cash on hand and working capital of $279,570 .

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2026, no borrowing was outstanding under the Working Capital Loan.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to the underwriting agreement entered into on November 8, 2024, the underwriter was paid $600,000 for the underwriter’s commissions (including for the partial exercise of over-allotment option), upon the closing of the IPO and the sale of the Over-Allotment Option Units. Additionally, the Company issued to the underwriter an aggregate of 270,000 Class A ordinary shares including 22,500 shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Merger Agreement

On May 23, 2025, the Company entered into the Merger Agreement with (i) Bioserica International Limited, a British Virgin Islands business company (“Bioserica”), (ii) A SPAC III Mini Acquisition Corp., a British Virgin Islands business company (“PubCo”), and (iii) A SPAC III Mini Sub Acquisition Corp., a British Virgin Islands business company (“Merger Sub”).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for the public companies. Early adoption is permitted. The Company early adopted this guidance on January 1, 2025 and there was no significant impact.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II – OTHER INFORMATION

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

As of November 19, 2024, a total of $60,000,000 ($10.00 per unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer& Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

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

A SPAC III ACQUISITION CORP.

Date: May 8, 2026	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)