Form 10-Q
period 2026-06-30
ASPAC III Acquisition Corp.
filed 2026-08-12
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

+1 702 287 9776

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

As of August 12, 2026, 2,337,481 Class A ordinary shares and 100 Class B ordinary shares were issued and outstanding.

A SPAC III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Information

A SPAC III ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash	$633,724	$871,350
Other receivable	85,000	—
Prepaid expenses	79,584	84,366
Total current assets	798,308	955,716

Investments held in trust account	3,032,747	2,979,936
Total Assets	$3,831,055	$3,935,652

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$560,564	$535,955
Total current liabilities	560,564	535,955

Total Liabilities	560,564	535,955

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 100,000,000 shares authorized; 282,581 shares issued and outstanding at redemption value of $10.73 per share and 282,581 shares issued and outstanding at redemption value of $10.55 per share as of June 30, 2026 and December 31, 2025, respectively	3,032,747	2,979,936

Shareholders’ Equity:
Preferred shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 2,054,900 shares and 555,000 shares issued and outstanding (excluding 282,581 shares and 282,581 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 100 shares and 1,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	—	—
Additional paid-in capital	—	—
Retained earnings	237,744	419,761
Total shareholders’ equity	237,744	419,761
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity	$3,831,055	$3,935,652

(1)	On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$39,407	$58,864	$93,187	$127,248
Legal and professional expenses	7,788	208,172	101,188	373,666
Loss from operations	(47,195)	(267,036)	(194,375)	(500,914)
Other income:
Interest income	31,977	646,975	65,169	1,294,055
(Loss) income before tax expense	(15,218)	379,939	(129,206)	793,141
Tax expense	—	—	—	—
Net (loss) income	$(15,218)	$379,939	$(129,206)	$793,141

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	282,581	6,000,000	282,581	6,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.11	$0.11	$0.22
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)	2,055,000	2,055,000	2,055,000	2,055,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.02)	$(0.12)	$(0.08)	$(0.24)

(1)	On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Retained	shareholders’
	Shares	Amount	Shares(1)	Amount	capital	earnings	equity
Balance as of January 1, 2026	555,000	$—	1,500,000	$—	$—	$419,761	$419,761
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	(26,202)	(26,202)
Net loss	—	—	—	—	—	(113,988)	(113,988)
Share exchange	1,499,900	—	(1,499,900)	—	—	—	—
Balance as of March 31, 2026	2,054,900	$—	100	$—	$—	$279,571	$279,571
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	(26,609)	(26,609)
Net loss	—	—	—	—	—	(15,218)	(15,218)
Balance as of June 30, 2026	2,054,900	$—	100	$—	$—	$237,744	$237,744

(1)	On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

						(Accumulated
	Ordinary shares				Additional	deficit)	Total
	Class A		Class B		paid-in	retained	shareholders’
	Shares	Amount	Shares(1)(2)	Amount	capital	earnings	equity
Balance as of January 1, 2025	555,000	$—	1,500,000	$—	$4,255,351	$(391,959)	$3,863,392
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(632,037)	—	(632,037)
Accretion of carrying value to redemption value	—	—	—	—	(740,453)	—	(740,453)
Net income	—	—	—	—	—	413,202	413,202
Balance as of March 31, 2025	555,000	—	1,500,000	$—	$2,882,861	$21,243	$2,904,104
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(635,851)	—	(635,851)
Accretion of carrying value to redemption value	—	—	—	—	(750,015)	—	(750,015)
Net income	—	—	—	—	—	379,939	379,939
Balance as of June 30, 2025	555,000	$—	1,500,000	$—	$1,496,995	$401,182	$1,898,177

(1)	Includes up to 206,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 shares of Class B ordinary shares were forfeited for no consideration.

(2)	Shares have been retroactively restated to reflect a share and purchase agreement. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) (see Note 7). On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(129,206)	$793,141
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(52,811)	(1,267,888)
Changes in operating assets and liabilities:
Prepaid expenses	4,782	34,088
Due from related party	—	2,576
Other receivable	(85,000)	—
Accounts payable and accrued expenses	24,609	183,923
Net Cash Used in Operating Activities	(237,626)	(254,160)

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of promissory note - related party	—	(276,221)
Net Cash Used in Financing Activities	—	(276,221)

Net Change in Cash	(237,626)	(530,381)
Cash, Beginning of the Period	871,350	1,598,890
Cash, End of the Period	$633,724	$1,068,509

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$—	$1,490,468

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

A SPAC III Acquisition Corp. (the “Company”) is a blank check company incorporated as a British Virgin Islands (“BVI”) business company on September 3, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). Although there is no restriction or limitation on what industry or geographic region the Company’s target operates in, it is the Company’s intention to pursue prospective targets that are in the Environmental, Sustainability and Governance (ESG) and material technology sector.

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

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through June 30, 2026 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and the negotiation with the potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Concurrently with the execution of the Merger Agreement, Bioserica, PubCo, the Company and a shareholder of Bioserica (the “Supporting Shareholder”) entered into a voting and support agreement (“Voting and Support Agreement”) pursuant to which the Supporting Shareholder has agreed, among other things, to vote in favor of the Acquisition Merger, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by Bioserica, PubCo or the Company for consummation of the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholder has agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company owned of record and beneficially by such Supporting Shareholder or over which such Supporting Shareholder has voting power, prior to the earlier to occur of (a) the closing of the Acquisition Merger, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholder, on the one hand, and the Company and PubCo, on the other hand.

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

Notice of Failure to Satisfy a Continued Listing Rule

On May 20, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that because the stockholders’ equity of the Company reported on its Form 10-Q for the fiscal quarter ended March 31, 2026 was below the minimum of $2,500,000 stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1), the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Capital Market. In accordance with the Nasdaq listing rules, the Company had 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepted the plan, Nasdaq could grant the Company an extension of up to 180 calendar days from the date of the letter to evidence compliance.

On July 1, 2026, the Company submitted a plan to regain compliance and requested until November 16, 2026 to regain compliance. The plan proposed that in connection with the proposed Business Combination with Bioserica, all of the shareholders of Bioserica will become shareholders of PubCo, and Bioserica will become a wholly owned subsidiary of PubCo. Hence, the market value of the listed securities of PubCo would exceed the $75,000,000 requirement for listing on the Nasdaq Global Market under the Market Value Standard in compliance with Listing Rule 5405(b)(3). On July 17, 2026, the Company received a letter from Nasdaq accepting its compliance plan, and has been given an extension of up to November 12, 2026 to regain compliance with Rule 5550(b). In the event that the Company does not regain compliance on or before November 12, 2026, Nasdaq will provide written notification to the Company that its listed securities will be delisted and at that time, the Company may appeal the determination to a Hearings Panel. There is no assurance that the Company will regain compliance with Nasdaq’s continued listing requirement on or before November 12, 2026, or at all.

Going Concern Consideration

As of June 30, 2026, the Company had $633,724 in cash and working capital of $237,744. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of $350,000 under the Note (see Note 5), which was subsequently repaid in full on January 24, 2025. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination.

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

The Company has until November 12, 2026 to consummate the initial Business Combination (assuming no further extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 12, 2026. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K as filed with the SEC on March 4, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $633,724 and $871,350 in cash and none in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, investments held in Trust Account were $3,032,747 and $2,979,936, respectively.

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

Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	2,125,035
Accretion of carrying value to redemption value	2,662,527
Subtract:
Payment to redeemed shareholders	(59,502,058)
Class A ordinary shares subject to possible redemption – December 31, 2025	$2,979,936
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	52,811
Class A ordinary shares subject to possible redemption – June 30, 2026	$3,032,747

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the units is contingent upon the occurrence of future events. As of June 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(15,218)	$379,939	$(129,206)	$793,141
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(26,609)	(635,851)	(52,811)	(1,267,888)
Accretion of ordinary shares to redemption value	—	(750,015)	—	(1,490,468)
Net loss including accretion of ordinary shares to redemption value	$(41,827)	$(1,005,927)	$(182,017)	$(1,965,215)

	For the Three Months Ended June 30,
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(5,057)	$(36,770)	$(749,294)	$(256,633)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	26,609	—	635,851	—
Accretion of ordinary shares subject to possible redemption to redemption value	—	—	750,015	—
Allocation of net income (loss)	21,552	(36,770)	636,572	(256,633)

Denominator:
Basic and diluted weighted average shares outstanding	282,581	2,055,000	6,000,000	2,055,000
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.02)	$0.11	$(0.12)

	For the Six Months Ended June 30,
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(22,002)	$(160,015)	$(1,463,846)	$(501,369)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	52,811	—	1,267,888	—
Accretion of ordinary shares subject to possible redemption to redemption value	—	—	1,490,468	—
Allocation of net income (loss)	30,809	(160,015)	1,294,510	(501,369)

Denominator:
Basic and diluted weighted average shares outstanding	282,581	2,055,000	6,000,000	2,055,000
Basic and diluted net income (loss) per ordinary share	$0.11	$(0.08)	$0.22	$(0.24)

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

Promissory Note — Related Party

On September 10, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000 (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of June 30, 2026 and December 31, 2025, there was nil outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of June 30, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of June 30, 2026 and December 31, 2025, there were 2,054,900 and 555,000 Class A ordinary shares outstanding, excluding 282,581 and 282,581 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration. On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares (the “Share Exchange”). The 1,499,900 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. Following the Share Exchange, there were 2,337,481 Class A Shares and 100 Class B Shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 76.4% of the Company’s outstanding Class A Shares. As of June 30, 2026 and December 31, 2025, there were 100 and 1,500,000 Class B ordinary shares issued and outstanding, respectively.

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

Rights — As of June 30, 2026 and December 31, 2025, there were 6,000,000 and 6,000,000 rights (including rights underlying public units) issued and outstanding, respectively. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of June 30,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$3,032,747	$3,032,747	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$2,979,936	$2,979,936	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$39,407	$58,864	$93,187	$127,248
Legal and professional expenses	$7,788	$208,172	$101,188	$373,666
Interest earned on investments held in Trust Account	$26,609	$635,851	$52,811	$1,267,888

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses, legal and professional expenses, and interest earned on investments held in Trust Account. General and administrative expenses include insurance expenses, Nasdaq listing expenses, trust service expenses and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations. The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 12, 2026. Based upon this review, other than as described below or disclosed elsewhere, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 1, 2026, the Company submitted a plan to regain compliance with Nasdaq listing rules and requested until November 16, 2026 to regain compliance. On July 17, 2026, the Company received a letter from Nasdaq accepting its compliance plan, and has been given an extension of up to November 12, 2026 to regain compliance with Rule 5550(b). In the event that the Company does not regain compliance on or before November 12, 2026, Nasdaq will provide written notification to the Company that its listed securities will be delisted and at that time, the Company may appeal the determination to a Hearings Panel. There is no assurance that the Company will regain compliance with Nasdaq’s continued listing requirement on or before November 12, 2026, or at all.

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

On May 20, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that because the stockholders’ equity of the Company reported on its Form 10-Q for the fiscal quarter ended March 31, 2026 was below the minimum of $2,500,000 stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1), the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Capital Market. In accordance with the Nasdaq listing rules, the Company had 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepted the plan, Nasdaq could grant the Company an extension of up to 180 calendar days from the date of the letter to evidence compliance. On July 1, 2026, the Company submitted a plan to regain compliance and requested until November 16, 2026 to regain compliance. The plan proposed that in connection with the proposed Business Combination with Bioserica, all of the shareholders of Bioserica will become shareholders of PubCo, and Bioserica will become a wholly owned subsidiary of PubCo. Hence, the market value of the listed securities of PubCo would exceed the $75,000,000 requirement for listing on the Nasdaq Global Market under the Market Value Standard in compliance with Listing Rule 5405(b)(3). On July 17, 2026, the Company received a letter from Nasdaq accepting its compliance plan, and has been given an extension of up to November 12, 2026 to regain compliance with Rule 5550(b). In the event that the Company does not regain compliance on or before November 12, 2026, Nasdaq will provide written notification to the Company that its listed securities will be delisted and at that time, the Company may appeal the determination to a Hearings Panel. There is no assurance that the Company will regain compliance with Nasdaq’s continued listing requirement on or before November 12, 2026, or at all.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from September 3, 2021 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the IPO and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.

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

For the three months ended June 30, 2026, we had a net loss of $15,218, which consisted of general and administrative expenses of $39,407 and legal and professional expenses of $7,788, partially offset by interest income of $31,977. For the three months ended June 30, 2025, we had a net income of $379,939, which consisted of interest income of $646,975, partially offset by general and administrative expenses of $58,864 and legal and professional expenses of $208,172.

For the six months ended June 30, 2026, we had a net loss of $129,206, which consisted of general and administrative expenses of $93,187 and legal and professional expenses of $101,188, partially offset by interest income of $65,169. For the six months ended June 30, 2025, we had a net income of $793,141, which consisted of interest income of $1,294,055, partially offset by general and administrative expenses of $127,248 and legal and professional expenses of $373,666.

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

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in the Trust Account, and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. On January 24, 2025, the Company repaid the Promissory Note in full. As of June 30, 2026, no amount was outstanding under the promissory note with our Sponsor.

As of June 30, 2026, we had marketable securities held in the Trust Account of $3,032,747 (including approximately $52,811 of interest income for the six months ended June 30, 2026) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of June 30, 2026, the Company had $633,724 of cash on hand and working capital of $237,744.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2026, no borrowing was outstanding under the Working Capital Loan.

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

In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The interim unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC III ACQUISITION CORP.

Date: August 12, 2026	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)