Form 10-Q
period 2026-09-30
ASPAC III Acquisition Corp.
filed 2026-11-05
CIK 1890361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 5, 2026, 2,329,388 Class A ordinary shares and 100 Class B ordinary shares were issued and outstanding.

A SPAC III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. The safe harbor for forward-looking statements provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), does not apply to forward-looking statements made by the Company. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2024 (the “Prospectus”) and any updates to those risk factors in the most recent Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Information

A SPAC III ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash	$686,872	$871,350
Prepaid expenses	36,394	84,366
Total current assets	723,266	955,716

Investments held in trust account	3,060,458	2,979,936
Total Assets	$3,783,724	$3,935,652

Liabilities, Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$578,080	$535,955
Total current liabilities	578,080	535,955

Total Liabilities	578,080	535,955

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 100,000,000 shares authorized; 282,581 shares issued and outstanding at redemption value of $10.83 per share as of September 30, 2026 and 282,581 shares issued and outstanding at redemption value of $10.55 per share as of December 31, 2025	3,060,458	2,979,936

Shareholders’ Equity:
Preferred shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 2,054,900 shares and 555,000 shares issued and outstanding (excluding 282,581 shares and 282,581 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 100 shares and 1,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	—	—
Additional paid-in capital	—	—
Retained earnings	145,186	419,761
Total shareholders’ equity	145,186	419,761
Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity	$3,783,724	$3,935,652

(1)	On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$46,541	$54,793	$139,728	$182,041
Legal and professional expenses	51,292	119,162	152,480	492,828
Loss from operations	(97,833)	(173,955)	(292,208)	(674,869)
Other income:
Interest income	32,986	654,307	98,155	1,948,362
(Loss) income before tax expense	(64,847)	480,352	(194,053)	1,273,493
Tax expense	—	—	—	—
Net (loss) income	$(64,847)	$480,352	$(194,053)	$1,273,493

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	282,581	6,000,000	282,581	6,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.12	$0.17	$0.34
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)	2,055,000	2,055,000	2,055,000	2,055,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.04)	$(0.11)	$(0.12)	$(0.36)

(1)	On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Retained	shareholders’
	Shares	Amount	Shares(1)	Amount	capital	earnings	equity
Balance as of January 1, 2026	555,000	$—	1,500,000	$—	$—	$419,761	$419,761
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	(26,202)	(26,202)
Net loss	—	—	—	—	—	(113,988)	(113,988)
Share exchange	1,499,900	—	(1,499,900)	—	—	—	—
Balance as of March 31, 2026	2,054,900	$—	100	$—	$—	$279,571	$279,571
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	(26,609)	(26,609)
Net loss	—	—	—	—	—	(15,218)	(15,218)
Balance as of June 30, 2026	2,054,900	$—	100	$—	$—	$237,744	$237,744
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	(27,711)	(27,711)
Net loss	—	—	—	—	—	(64,847)	(64,847)
Balance as of September 30, 2026	2,054,900	$—	100	$—	$—	$145,186	$145,186

(1)	On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares.

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

A SPAC III ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Nine Months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(194,053)	$1,273,493
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(80,522)	(1,911,712)
Changes in operating assets and liabilities:
Prepaid expenses	47,972	87,154
Due from related party	—	2,576
Accounts payable and accrued expenses	42,125	288,452
Net Cash Used in Operating Activities	(184,478)	(260,037)

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of promissory note - related party	—	(276,221)
Net Cash Used in Financing Activities	—	(276,221)

Net Change in Cash	(184,478)	(536,258)
Cash, Beginning of the Period	871,350	1,598,890
Cash, End of the Period	$686,872	$1,062,632

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$—	$2,250,169

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

As of September 30, 2026, the Company had not commenced any operations. All activities for the period from September 3, 2021 (inception) through September 30, 2026 relate to the Company’s formation and the Initial Public Offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and the negotiation with the potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is A SPAC III (Holdings) Corp., a BVI company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 8, 2024 (the “Effective Date”). On November 12, 2024, the Company consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive one-tenth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 280,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000, which is described in Note 4.

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

A total of $60,000,000 ($10.00 per Unit) of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 12, 2024 and November 19, 2024, was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the Private Placement will not be released from the Trust Account until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a business combination successfully. The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirements. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest, which interest shall be net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the Prospectus).

The Company accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. As of November 19, 2024, given that the 6,000,000 Class A ordinary shares (inclusive of the partial exercise of the underwriter’s over-allotment option) sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period leading up to a business combination.

The Company initially had 12 months from the closing of the IPO (or up to 18 months if the Company extends the date by which it has to complete a business combination) to consummate a Business Combination. As a result of the shareholders’ approval at the 2026 EGM (as defined below), the Company amended and restated its amended and restated memorandum and articles of association to extend the date by which it has to complete a business combination (the “Combination Period”) to November 12, 2028, or up to 48 months from the closing of the IPO. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters, the Sponsor, officers and directors have agreed (i) to waive their redemption rights with respect to their Private Placement Shares (as defined in Note 4), Founder Shares (as defined in Note 5), Representative Shares and any public shares they may hold in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares, Founder Shares and Representative Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Private Placement Shares, Founder Shares and Representative Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Agreements

On December 31, 2024, the Company entered into an agreement with HDEducation Group Limited, a Cayman Islands exempted company (“HD Group”) (the “HD Group Agreement”). HD Group is headquartered in Anji County, China, and is a comprehensive service platform for students pursuing university education globally. The HD Group Agreement was intended to express a mutual indication of interest, and remained subject, in all respects, to the execution of definitive agreements. Pursuant to the terms of the HD Group Agreement, the aggregate consideration to be paid to existing shareholders of HD Group was $300,000,000, which was to be paid entirely in stock, comprised of newly issued Class A ordinary shares and Class B ordinary shares of A SPAC III Mini Acquisition Corp., a then to-be-formed British Virgin Islands business company and the Company’s wholly owned subsidiary (“PubCo”), at a price of $10.00 per share. On May 21, 2025, the HD Group Agreement was terminated by mutual agreement of the Company and HD Group.

On January 24, 2025, the Company entered into an agreement with Bioserica International Limited, a British Virgin Islands business company (“Bioserica”) (the “Bioserica Agreement”). Bioserica is in the business of researching and developing, manufacturing, marketing and sales of bio-based antimicrobial materials. The Bioserica Agreement was intended to express a mutual indication of interest, reflected additional terms negotiated, and remained subject, in all respects, to the execution of definitive agreements.

On May 23, 2025, the Company entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with PubCo, Merger Sub, and Bioserica.

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into PubCo, the separate corporate existence of the Company will cease and PubCo will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) Merger Sub will merge with and into Bioserica and Bioserica will continue as the surviving company under the laws of the British Virgin Islands and become a wholly owned subsidiary of PubCo (the “Acquisition Merger” and, together with the Reincorporation Merger, the “Mergers”). Pursuant to the terms of the Merger Agreement, the aggregate consideration for the Acquisition Merger is $217,860,000, consisting of (i) $200,000,000, payable in the form of 20,000,000 newly issued PubCo Class B ordinary shares, valued at $10.00 per share; and (ii) $17,860,000, payable in the form of 1,786,000 newly issued PubCo Class A ordinary shares, valued at $10.00 per share (assuming that Bioserica would receive an aggregate of $12,500,000 investment from third parties prior to the closing of the Mergers).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the Mergers is subject to certain conditions as further described in the Merger Agreement.

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

Extensions and Redemptions

On October 27, 2025, at its Extraordinary General Meeting (the “2025 EGM”), the Company’s shareholders approved a proposal (the “2025 Extension Amendment Proposal”) to amend and restate the Company’s amended and restated memorandum and articles of association to, among other things, allow the Company to extend the date by which it has to complete a business combination for an additional 12 months from November 12, 2025 to November 12, 2026. As of October 6, 2025, the record date for the 2025 EGM, there were 8,055,000 ordinary shares outstanding and entitled to vote. At the 2025 EGM, there were 7,113,684 ordinary shares voted by proxy or in person, representing 88.3% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. On October 27, 2025, following the shareholder approval, the Company filed the amended and restated memorandum and articles of Association (the “Amended 2025 Charter”) with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 24 months from its initial public offering (i.e., until November 12, 2026) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2025 EGM, 5,717,419 Class A ordinary shares were redeemed for $59,502,058. Immediately after the redemption, there was approximately $2.9 million remaining in the Trust Account and the Sponsor held approximately 76.4% of the Company’s 2,337,581 outstanding ordinary shares.

On October 19, 2026, at its Extraordinary General Meeting (the “2026 EGM”), the Company’s shareholders approved a proposal (the “2026 Extension Amendment Proposal”) to amend and restate the Company’s Amended 2025 Charter to, among other things, allow the Company to extend the date by which it has to complete a business combination for an additional 24 months from November 12, 2026 to November 12, 2028. As of September 22, 2026, the record date for the 2026 EGM, there were 2,337,581 ordinary shares outstanding and entitled to vote. At the 2026 EGM, there were 2,146,309 ordinary shares voted by proxy or in person, representing 91.82% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. On October 20, 2026, following the shareholder approval, the Company filed the amended and restated memorandum and articles of association (the “Amended 2026 Charter”) with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 48 months from the closing of its initial public offering (i.e., until November 12, 2028) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2026 EGM, 8,093 Class A ordinary shares were redeemed for $87,815. Immediately after the redemption, there was approximately $3.0 million remaining in the Trust Account and the Sponsor holds approximately 76.6% of the Company’s 2,329,488 outstanding ordinary shares.

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

On July 1, 2026, the Company submitted a plan to regain compliance and requested until November 16, 2026 to regain compliance. The plan proposed that in connection with the proposed Business Combination with Bioserica, all of the shareholders of Bioserica will become shareholders of PubCo, and Bioserica will become a wholly owned subsidiary of PubCo. Hence, the market value of the listed securities of PubCo would exceed the $75,000,000 requirement for listing on the Nasdaq Global Market under the Market Value Standard in compliance with Listing Rule 5405(b)(3). On July 17, 2026, the Company received a letter from Nasdaq accepting its compliance plan, and has been given an extension of up to November 12, 2026 to regain compliance with Listing Rule 5550(b)(1). In the event that the Company does not regain compliance on or before November 12, 2026, Nasdaq will provide written notification to the Company that its listed securities will be delisted and at that time, the Company may appeal the determination to a Hearings Panel. There is no assurance that the Company will regain compliance with Nasdaq’s continued listing requirement on or before November 12, 2026, or at all.

Going Concern Consideration

As of September 30, 2026, the Company had $686,872 in cash and working capital of $145,186. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor under the Promissory Note (as defined in Note 5), which was subsequently repaid in full on January 24, 2025. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO, and the Private Placement held outside of the Trust Account. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination.

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

The Company has until November 12, 2028 to consummate the initial Business Combination (assuming no further extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful by November 12, 2028. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K as filed with the SEC on March 4, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $686,872 and $871,350 in cash and none in cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026 and December 31, 2025, investments held in Trust Account were $3,060,458 and $2,979,936, respectively.

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

Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$60,000,000
Subtract:
Proceeds allocated to Public Rights	(1,440,000)
Allocation of offering costs related to redeemable shares	(1,561,812)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	356,959
Accretion of carrying value to redemption value	339,285
Class A ordinary shares subject to possible redemption – December 31, 2024	$57,694,432
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	2,125,035
Accretion of carrying value to redemption value	2,662,527
Subtract:
Payment to redeemed shareholders	(59,502,058)
Class A ordinary shares subject to possible redemption – December 31, 2025	$2,979,936
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	80,522
Class A ordinary shares subject to possible redemption – September 30, 2026	$3,060,458

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the conversion of the rights is contingent upon the occurrence of future events. As of September 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(64,847)	$480,352	$(194,053)	$1,273,493
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(27,711)	(643,824)	(80,522)	(1,911,712)
Accretion of ordinary shares to redemption value	—	(759,701)	—	(2,250,169)
Net loss including accretion of ordinary shares to redemption value	$(92,558)	$(923,173)	$(274,575)	$(2,888,388)

	For the Three Months Ended September 30,
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(11,189)	$(81,369)	$(687,653)	$(235,520)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	27,711	—	643,824	—
Accretion of ordinary shares subject to possible redemption to redemption value	—	—	759,701	—
Allocation of net income (loss)	16,522	(81,369)	715,872	(235,520)

Denominator:
Basic and diluted weighted average shares outstanding	282,581	2,055,000	6,000,000	2,055,000
Basic and diluted net income (loss) per ordinary share	$0.06	$(0.04)	$0.12	$(0.11)

	For the Nine Months Ended September 30,
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(33,191)	$(241,384)	$(2,151,498)	$(736,890)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	80,522	—	1,911,712	—
Accretion of ordinary shares subject to possible redemption to redemption value	—	—	2,250,169	—
Allocation of net income (loss)	47,331	(241,384)	2,010,383	(736,890)

Denominator:
Basic and diluted weighted average shares outstanding	282,581	2,055,000	6,000,000	2,055,000
Basic and diluted net income (loss) per ordinary share	$0.17	$(0.12)	$0.34	$(0.36)

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

On October 25, 2025, the Sponsor entered into the Assignment of Economic Interest Agreement with an unaffiliated third party. In exchange for such third party agreeing to vote 621,084 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the 2025 Extension Amendment Proposal, the Sponsor agreed to transfer to such third party or third parties an aggregate of 100,000 shares of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial Business Combination.

On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares (the “Share Exchange”). The 1,499,900 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. Following the Share Exchange, there were 2,337,481 Class A ordinary shares and 100 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 76.4% of the Company’s outstanding Class A ordinary shares.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

On September 10, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000 (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. These loans will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company subsequently repaid the $276,221 outstanding balance under the Promissory Note on January 24, 2025. As of September 30, 2026 and December 31, 2025, there was nil outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, the Representative Shares, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units, including the component securities therein, until the completion of the initial Business Combination. Notwithstanding the above, the shares issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2026 and December 31, 2025, there were 2,054,900 and 555,000 Class A ordinary shares outstanding, excluding 282,581 and 282,581 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On September 3, 2021, 1,437,500 Class B ordinary shares were issued to the Sponsor for $25,000. On July 23, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 1,437,500 initial shares from the Sponsor for $25,000, resulting in 1,581,250 Class B ordinary shares outstanding after the repurchase (of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. As a result of the underwriter’s partial exercise of the over-allotment option on November 19, 2024, 81,250 Class B ordinary shares were forfeited for no consideration. On January 16, 2026, pursuant to the Exchange Agreement between the Company and the Sponsor, the Sponsor transferred and delivered to the Company 1,499,900 Class B ordinary shares in exchange for 1,499,900 Class A ordinary shares (the “Share Exchange”). The 1,499,900 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. Following the Share Exchange, there were 2,337,481 Class A ordinary shares and 100 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 76.4% of the Company’s outstanding Class A ordinary shares. As of September 30, 2026 and December 31, 2025, there were 100 and 1,500,000 Class B ordinary shares issued and outstanding, respectively.

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

Rights — As of September 30, 2026 and December 31, 2025, there were 6,000,000 and 6,000,000 rights (including rights underlying public units) issued and outstanding, respectively. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Islands law. As a result, investors must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of September 30,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$3,060,458	$3,060,458	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$2,979,936	$2,979,936	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$46,541	$54,793	$139,728	$182,041
Legal and professional expenses	$51,292	$119,162	$152,480	$492,828
Interest earned on investments held in Trust Account	$27,711	$643,824	$80,522	$1,911,712

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

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 5, 2026. Based upon this review, other than as described below or disclosed elsewhere, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 19, 2026, the Company held its extraordinary general meeting of the shareholders (the “2026 EGM”) at which the shareholders voted on the proposal to amend and restate the Amended 2025 Charter, to allow the Company to extend the date by which it has to consummate a business combination from November 12, 2026 to November 12, 2028 by deleting the Amended 2025 Charter in its entirety and substituting it by the adoption of the Amended 2026 Charter.

As of September 22, 2026, the record date for the 2026 EGM, there were 2,337,581 ordinary shares outstanding and entitled to vote. At the 2026 EGM, there were 2,146,309 ordinary shares voted by proxy or in person, representing 91.82% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the 2026 Extension Amendment Proposal, and the Company filed the Amended 2026 Charter with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Amended 2026 Charter effective on October 20, 2026, the Company has up to 48 months from its initial public offering (i.e., until November 12, 2028) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2026 EGM, 8,093 Class A ordinary shares were redeemed for $87,815. Immediately after the redemption, there was approximately $3.0 million remaining in the Trust Account and the Sponsor holds approximately 76.6% of the Company’s 2,329,488 outstanding ordinary shares.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. The safe harbor for forward-looking statements provided by Section 27A of the Securities Act and Section 21E of the Exchange Act does not apply to forward-looking statements made by the Company. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in our other filings filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 19, 2026, the Company held its extraordinary general meeting of the shareholders (the “2026 EGM”) at which the shareholders voted on the proposal to amend and restate the Amended 2025 Charter, to allow the Company to extend the date by which it has to consummate a business combination from November 12, 2026 to November 12, 2028 by deleting the Amended 2025 Charter in its entirety and substituting it by the adoption of the Amended 2026 Charter.

As of September 22, 2026, the record date for the 2026 EGM, there were 2,337,581 ordinary shares outstanding and entitled to vote. At the 2026 EGM, there were 2,146,309 ordinary shares voted by proxy or in person, representing 91.82% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the 2026 Extension Amendment Proposal, and the Company filed the Amended 2026 Charter with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Amended 2026 Charter effective on October 20, 2026, the Company has up to 48 months from its initial public offering (i.e., until November 12, 2028) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2026 EGM, 8,093 Class A ordinary shares were redeemed for $87,815. Immediately after the redemption, there was approximately $3.0 million remaining in the Trust Account and the Sponsor holds approximately 76.6% of the Company’s 2,329,488 outstanding ordinary shares.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from September 3, 2021 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the IPO and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.

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

For the three months ended September 30, 2026, we had a net loss of $64,847, which consisted of general and administrative expenses of $46,541 and legal and professional expenses of $51,292, partially offset by interest income of $32,986. For the three months ended September 30, 2025, we had a net income of $480,352, which consisted of interest income of $654,307, partially offset by general and administrative expenses of $54,793 and legal and professional expenses of $119,162.

For the nine months ended September 30, 2026, we had a net loss of $194,053, which consisted of general and administrative expenses of $139,728 and legal and professional expenses of $152,480, partially offset by interest income of $98,155. For the nine months ended September 30, 2025, we had a net income of $1,273,493, which consisted of interest income of $1,948,362, partially offset by general and administrative expenses of $182,041 and legal and professional expenses of $492,828.

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

Following the IPO and the sale of the Private Placement Units, including the sale of the Over-Allotment Option Units, a total of $60,000,000 was placed in the Trust Account, and the Company had $1,888,753 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $1,600,217 in transaction costs, including $600,000 of underwriting fees, the fair value of the representative shares of $675,000, and $325,217 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. On January 24, 2025, the Company repaid the Promissory Note in full. As of September 30, 2026, no amount was outstanding under the promissory note with our Sponsor.

As of September 30, 2026, we had marketable securities held in the Trust Account of $3,060,458 (including approximately $80,522 of interest income for the nine months ended September 30, 2026) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of September 30, 2026, the Company had $686,872 of cash on hand and working capital of $145,186.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2026, no borrowing was outstanding under the Working Capital Loan.

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

In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loan (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The interim unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 6,000,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for the public companies. Early adoption is permitted. The Company adopted this guidance on January 1, 2025 and there was no significant impact.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our initial public offering (the “IPO”) was declared effective on November 8, 2024. As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, A SPAC III Acquisition Corp. (the “Company”) consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Public Share”) and one right (“Public Right”) to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $55,000,000.

As previously disclosed on a Current Report on Form 8-K dated November 8, 2024, on November 12, 2024, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC III (Holdings) Corp., the Company’s sponsor, of 280,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,800,000. The Private Placement Units are identical to the units sold in the IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until the completion of our initial Business Combination.

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

As of November 19, 2024, a total of $60,000,000 ($10.00 per unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the Private Placement will not be released from the Trust Account until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

Total transaction costs amounted to $1,600,217 consisting of $600,000 of cash underwriting commissions which was paid in cash at the closing date of the IPO and the sale of the Over-Allotment Option Units on November 12, 2024 and November 19, 2024, respectively, $675,000 fair value of the Representative Shares, and $325,217 of other offering costs.

On October 25, 2025, the Sponsor entered into the Assignment of Economic Interest Agreement with an unaffiliated third party. In exchange for such third party agreeing to vote 621,084 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the 2025 Extension Amendment Proposal, the Sponsor agreed to transfer to such third party or third parties an aggregate of 100,000 shares of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial Business Combination.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 20, 2026)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC III ACQUISITION CORP.

Date: November 5, 2026	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)